Form 10-K
period 2010-08-31
Shawcore Development Corp
filed 2010-11-17
CIK 1472862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended August 31, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from N/A to N/A

                         Commission File No. 333-162461

                           Shawcore Development, Inc.
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                                42-1766696
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               329 Manchester Road
                               Deepcar, Sheffield
                                England, S36 2RB
                    (Address of Principal Executive Offices)

                          Copies of communications to:

                        Diane D. Dalmy, Attorney at Law,
                        8965 W. Cornell Place, Lakewood,
                         Colorado 80227 telephone (303)
                                    985.9324

     Registrant's Telephone Number, including area code: 011 44 161 884 0149

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 per Share
                              (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.04 the price of the last private placement of common equity: $21,500.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 5,375,000 issued and outstanding as of November 17, 2010.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                            Shawcore Development Inc.
                             FORM 10-K ANNUAL REPORT
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2010

                                                                           Page
                                                                         Numbers
                                                                         -------
PART I

ITEM 1.   Business                                                            3

ITEM 1A.  Risk Factors                                                       10

ITEM 1B.  Unresolved Staff Comments                                          14

ITEM 3.   Legal Proceedings                                                  14

ITEM 4.   Submission of Matters to a Vote of Securities Holders              14

PART II

ITEM 5.   Market For Registrant's Common Equity, Related Stockholder
          Matters And Issuer Purchases of Equity Securities                  14

ITEM 6.   Selected Financial Data                                            15

ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                           15

ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk         18

ITEM 8.   Financial Statements and Supplementary Data                        18

ITEM 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                           18

ITEM 9A.  Controls and Procedures (ITEM 9A(T))                               18

ITEM 9B.  Other Information                                                  19

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance             20

ITEM 11.  Executive Compensation                                             21

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    22

ITEM 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                       23

ITEM 14.  Principal Accounting Fees and Services                             23

PART IV

ITEM 15.  Exhibits, Financial Statements Schedules                           24

SIGNATURES                                                                   25

                                     PART I

ITEM 1. BUSINESS

Shawcore Development, Inc. incorporated in the State of Nevada on September 25, 2008 and have not begun operations. We intend to design and construct eco-friendly self assembly housing and storage structures. Our intentions are to build a product that will be well suited to a more environmentally conscious market looking for affordable quality housing and storage that can be put together easily and quickly. Initially we will target the resort and cabin markets of the UK and the United States of America.

To date, we have been involved in limited organization and operational activity such as developing our website and purchasing software for the design of our products. We intend to engage in more intense operational activity, but we will require additional capital to do so. We intend to raise the required funds through an equity placement. However, there is no guarantee that we will be able to raise the required cash and because of this our business may fail. We estimate approximately $174,000 will be required for operations for our first year. These expenses are set forth below.

Initial Capital Expenses:

Tools and Machinery-    $42,000
12 month shop lease-    $24,000
Shop Assistant-         $24,000
Electricity-            $ 5,000
Marketing-              $25,000
Initial Supplies-       $54,000

* Initial Supplies are composed of supply and packaging materials for three units of each product.

In addition, we expect that our products will be fabricated on a build to order basis and as such variable costs will be incurred before any revenue is received by the company. These variable costs differ based on the product constructed. Further detail on first year expenditures is listed below. Our plan of operation is forward-looking and there is no assurance that we will ever implement our business plan. We are a development stage company and have not earned any revenue. It is likely that we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

Supply and Packaging Expenses (per single unit basis):

Large Cabin-            $ 9,500
Small Cabin-            $ 6,700
Storage Shed-           $ 1,800

* prices of lumber and other wood and metal products could vary depending on commodity prices.

If we are able to raise the required capital we intend to focus on three products our first year of operations:

Large Cabin-             32x17 feet (5 rooms)
Small Cabin-             24x16 feet (3 rooms)
Storage Shed-            8x6 feet

Our homes will be designed so that two people will be able to erect and assemble the structure within two days. The homes will arrive at the requested address in kit form containing all the components and instructions required for self assembly. Wood products used in fabrication will come from sustainable forests and design will be utilized to assure low energy consumption. Building regulations do differ from jurisdiction to jurisdiction and warnings will be posted on the website and product to warn that the buyer should first check for local planning permission before purchase.

Our business model is to procure our raw materials (lumber, flooring, tacking, electrical, support, and roofing) from green sources. By green sources it is meant that our lumber and other wood based products will come from eco-certified forests, and recycled materials. The electrical and power generation products we will supply and incorporate into our design will be energy and waste efficient. The actual construction and design of our products will be conducted so that material waste is kept to a minimum.

We intend to provide order options to include wind and solar power, as well as a variety of flooring and roofing choices so that the client can chose the specifications that best meet their needs and wants.

If we are able to raise the required funds Mr. Burkinshaw and a hired assistant will design, construct and develop our products for shipping around the world.

Design-The actual dimensions and material requirements will be determined using SolidBuilder architectural software purchased by us in May of 2009. This software allows for a wide variety of designs and building material variations in order to provide the unique specifications required for a packaged pre-fabricated structure.

Material Ordering-Once a shop is established we intend to order the required materials to construct approximately three units of each of our proposed products. If we are able to expand our business through marketing efforts we intend to order supplies as needed to keep inventory costs to a minimum. At present we have a supply agreement with UAB Stilmeda with offices throughout Europe. UAB Stilmeda has agreed to supply us with the majority of the raw wood and specialty wood products required to build our final products. Other materials including tacking, electrical, flooring and fixtures will be procured from local industrial outfitters until the need arises for a lower-cost, bulk supplier. Power generation supplies have not yet been procured.

Product Development- Raw materials will be formed and made ready for assembly by Mr. Burkinshaw and a hired assistant. Electrical wires will be fashioned as required while joist and other tacking materials will be packaged. Fixtures, instructions and eco-certification documents will be packaged and the final product will be stored until time of shipping.

Shipping-Finished product will be shipped to its final destination with tracking information sent electronically to the client.

MARKET

There are many examples or new markets for low cost, "green" housing projects throughout the world. Recently India announced that the country intends to more than triple its square-footage of energy-efficient building space (Wealth Daily August 24, 2009.). In addition, the United Arab Emirates is starting construction of the world's first, carbon-neutral, zero-waste city. (Wealth Daily August 24, 2009). Future projections by groups such as McGraw-Hill and the National Association of Home Builders suggested that in the next 2 years they expect to see a 5-10% increase in new green homes (Residential Green Building SmartMarket Report). These projects and projections are just examples of a trend that we believe shows positive signals for our business plan. Our company in no way has any contracts, nor do we intend to bid for, any contracts in these two projects.

MARKETING

A corporate website is currently being completed where we will have detailed specifications on each of our products as well as an assembly manual so interested parties can understand the simplicity of our products. At present our website shows designs of our products completed using SolidBuilder software we purchased in May of 2009. We intend to have our corporate website fully operational by July of 2010. Once construction of our products commences we intend have pictures of exteriors and interiors of actual homes we have designed and built shown on the corporate website. The corporate website will provide the portal for not only information on our products but also where the majority of the transactions will take place. We intend to have credit card software set up in order to take payments online but we will also have a direct phone line where orders can be handled via check or money order as well. The website will also focus on the "green" aspect of the company and give a detailed description of the entire supply chain from the forests we procure our wood to the materials and methods used to ship the final product.

Other methods of communication will include:

-    Informal marketing/networking
-    activities such as joining organizations.
-    Trade shows attendance
-    Publications in news papers and green magazines

REVENUE

Should the Company start operations the revenue will come from the purchase of housing and storage structures. Specific prices may change due to elasticity of demand and fluctuations in commodity prices but currently we have set our product prices below:

Large Cabin-        $28,000
Small Cabin-        $22,500
Storage Shed-       $ 3,900

Transactions will take place through online purchases, and by check or money orders. At present we do not have any current customers or customer contracts. We cannot be certain that we will generate any revenues in the future.

COMPETITION

There are many companies that sell log cabin kits. However companies that focus on attractive, affordable and ease of assembly are few. Our main competition will be Argos. The major retailer has recently come out with a product that will be in direct competition with our Large Cabin product. We do not have the name, marketing budget, or economies of scale to compete on a price level with Argos, but will instead compete based on the "green" edge and quality of final product. Our failure to maintain a competitive position within the market could have a materially adverse effect on our business, financial condition and results of operations.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

EMPLOYEES

We are a development stage company and currently have no employees, other than our sole officer and director. Our sole officer and director, Gary Burkinshaw, will only be devoting limited time to our operations. Mr. Burkinshaw intends to devote 35% of his business time to our affairs. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations. It is possible that the demands on Gary Burkinshaw from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Burkinshaw may not possess sufficient time for our business if the demands of managing our business increase substantially.

We intend to hire additional employees on an as needed basis.

GOVERNMENT REGULATIONS

UNITED STATES

Our housing products will be regulated by the United States Department of Housing and Urban Development (HUD) and specifically the Manufactured Housing Construction and Safety Standards Act of 1974 (the "Manufactured Housing Construction and Safety Act"). The Manufactured Housing Construction and Safety Act regulate all aspects of manufactured home and manufactured home construction. As defined under the Manufactured Housing Construction and Safety Act, a manufactured home is any structure designed as a dwelling unit, i.e. any structure that has one of more habitable rooms. Therefore, the Manufactured Housing Construction and Safety Act is applicable to our products. The Manufactured Housing Construction and Safety Act govern all arrangements and methods of construction for manufactured homes. HUD began to regulate the construction of manufactured homes in 1976 pursuant to the provisions of the Manufactured Housing Construction and Safety Act.

The rules and regulations promulgated under the Manufactured Housing Construction and Safety Act cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal efficiency and ventilation. As required by the rules and regulations, all plans and specifications for our manufactured homes are reviewed by a HUD-approved independent third party, and each home is required to be inspected by a different HUD-approved third party prior to its completion. These inspections are in addition to our own rigorous inspection program. Failure to comply with HUD regulations would expose us to a wide variety of sanctions, ranging from repair or repurchase of any home deemed defective or hazardous, to intensive inspection of manufacturing facilities, or to closing our plants. Management believes that our manufactured homes will meet or surpass all present HUD requirements.

The Manufactured Housing Construction and Safety Act set forth the compliance standards for gaining approval for the manufactured homes. First, with each new manufactured home, the manufacturer must provide installation designs and instructions that have been approved by HUD. The approved installation instructions must include all topics covered in the Model Installation Standards for the installation of manufactured homes. These installation instructions and any variations thereto must provide protection to residents of the manufactured homes that equals or exceeds the protection provided by the Model Installation Standards and must not take the manufactured home out of compliance with the Model Installation Standards. These instructions must insure that each home will be supported and anchored in a manner that is capable of meeting or exceeding the design loads required by the Model Installation Standards. In addition, if the actual design in any way differs from the original instructions, a professional engineer or registered architect must certify the compliance with a certification.

All aspects of the home must gain approval under the Manufactured Housing Construction and Safety Act. Furthermore, this includes the foundation, pier and footing specifications, drainage, ground and soil conditions, leveling, and fire separation. Management believes that our installation instructions will be approved by HUD. As of the date of this Prospectus, we have not submitted our installation instructions to HUD for approval and there is no assurance that our installation instructions will be approved. Management believes that the installation instructions complies with the disclosure requirements of the Manufactured Housing Construction and Safety Act and that the protections provided thereunder are in compliance with the Model Installation Standards.

As a rough guide we would expect HUD approval for each type of product to take 6-8 weeks (for both inspection and approval of installation instructions). This time period will vary and could be extended if inspection and approval process come back with comments and suggested changes.

In addition, manufacturers are held accountable for building homes that are compliant with HUD's standards pursuant to inspection by HUD agents, which are referred to as Production Inspection and Primary Inspection Agencies (the "IPIA"). The IPIA is responsible for certifying manufacturing plants before the manufacturing plants can begin operations and for routinely inspecting manufacturing in the plants to ensure that the manufacturing plants are in compliance with the Manufactured Housing Construction and Safety Act rules and regulations. There are ten states in the United States in which a state agency acts as the IPIA. In the other states where mobile/manufactured home manufacturing occurs, the IPIA is a private company. There are five such companies. As of the date of this annual report, we intend to have a manufacturing plant located within the United States. We have not determined which state.

In order to further ensure that mobile/manufactured home manufacturers construct homes that are in compliance with the rules and regulations promulgated under the Manufactured Housing Construction and Safety Act, the manufacturer must employ a Design Approval Primary Inspection Agency (the "DAPIA"). These are essentially engineering firms that must certify that the designs of mobile/manufactured homes are consistent with the standards. As of the date of this Prospectus, we are in the developmental stage and have not yet determined employment of a DAPIA at this stage in the regulatory process.

When we are required to engage the services of a DAPIA, management fully intends to employ the services of a private DAPIA. The approval process can at times be cumbersome, but management estimates that we can gain approval within three to six months of hiring the DAPIA firm. Thus, our position at the present time is that of evaluating our options as to the best possible DAPIA firms. Morever, we will seek to employ a registered architect in the event that any of our customers want variations from the original plan. We also intend to create and implement our own design and safety and inspection program that will surpass the requirements of HUD.

UNITED KINGDOM

Shawcore's intention is to carry out business throughout the United Kingdom
(UK). Accordingly the legislation which Shawcore must comply with will vary dependent on the part of the UK in which the relevant transaction takes place.

Prior to construction works being carried out in the UK a party must procure planning permission and a building warrant. Both of these will be granted by the Local Authority for the area in which the property is being constructed.

By way of a general explanation the grant of planning permission will relate to whether it is appropriate for there to be a building on a particular site, taking into consideration neighbouring properties and any local development plan. The grant of a building warrant will depend on the information submitted in relation to the actual building to be constructed.

Whilst it may be for the individual buyer to procure planning permission and a building warrant they will need to know that the product provided by Shawcore is one for which a building warrant could be granted. In order for the building warrant to be granted, drawings and specifications would be required to be submitted to the Local Authority

As a rough guide we would expect a planning application to take 8 weeks (from application until a decision is reached by the relevant Local Authority). In addition, obtaining a building warrant could take approximately 4 weeks (any such application should of course be made to the Local Authority before construction begins). Again these time periods will vary from Council to Council.

Shawcore will also need to comply with the Building Act of 1984 and the Building Regulations of 2000 in England and Wales. In Scotland, Shawcore will need to comply with the Building (Scotland) Act 2003. These pieces of legislation set out the law in relation to the construction of buildings. Any building (and the process of building it) will require to conform with these. There are no specific time lines for compliance with these however a failure to comply could lead to delays during the building warrant stage (as further detailed below).

The aims of these acts is to promote the health, safety, well being and convenience of persons in or about buildings or in matters connected with buildings as well as aiming to further the conservation of fuel and power. The acts try to achieve these aims by way of implementing certain building standards in relation to goods, materials, etc.

There are certain requirements that buildings must meet. These are general requirements rather than detailed obligations. For example a Local Authority may require that no more than a certain amount of heat is released from the building once constructed, but it is up to the designer how they achieve this (and again Shawcore will require to liase with the relevant professional to achieve these requirements). Certain types of work can also be self certified by qualified individuals however most will require to be approved by a building control officer.

In addition, the introduction of European legislation now means that residential properties within the UK must obtain an energy performance certificate (EPC). An EPC provides an energy rating of a building based on the performance of the building and the services contained within (such as air conditioning). It also informs potential purchasers / tenants on the energy efficiency of their proposed investment. An EPC is required in order for the Local Authority to grant the property a completion certificate. A property without a completion certificate cannot be sold/let or inhabited. Obtaining an EPC would be the responsibility of the home owner (and as such would not be Shawcore's responsibility) but the rating of the property (which ranges from "A" ie the most efficient" to "F") will to a degree depend on the product provided by Shawcore. Accordingly the desirability of Shawcore's product may also depend on the possible EPC rating that can be obtained by it. Again Shawcore will require to liase with technical advisors in this regard.

There are other codes of practice (such as that entitled "Good Practice in Selection of Construction Materials" produced by Ove Arup & Partners and various British and European standards) which should also be complied with. In order to facilitate this it is likely that Shawcore would require to instruct an architect/engineer to review the design of the prefabricated components to ensure compliance. The instruction of such a professional and their review of the components would not be a lengthy procedure (perhaps taking a couple of weeks) but this would be dependent on the other factors (such as the amount of designs the professional would require to review etc).

In addition there will be further requirements implemented at the Local Authority level (ie by the appropriate town/county Council in whose jurisdiction the building was being constructed). Accordingly the implementation of the legislation can vary from Council to Council dependent on their own internal procedures and interpretation of the acts. Ultimately a Council will only grant a building warrant under the acts if they are satisfied that the building meets building standards.

There are other regulations which apply such as the CDM Regulations 2007 but these relate to the construction of the building which we understand Shawcore shall not be involved in.

There are more general pieces of legislation which apply throughout the UK in relation to the sale of goods which will require to be taken into account, but no specific actions are required.

The Sale of Goods Act 1979 - This act allows contractual terms relating to the quality of goods to be implied into consumer contracts under which goods are supplied. Shawcore will be entering into contracts with purchasers to supply goods. Accordingly the act implies that goods supplied by Shawcore will be of
(a) a satisfactory quality and (b) reasonably fit for the purpose for which they are being purchased;

The Consumer Protection Act 1987 - Under which producers can be held liable for damage caused wholly or partly by a defect in the product which they provided. The definition of "Goods" under the act is wide and includes manufactured products and components. Accordingly the act would apply to any goods produced by Shawcore.

The Supply of Goods and Services Act 1982 - This act seeks to protect consumers against bad workmanship and provision of services. The act covers contracts relating to the provision of both good and materials and accordingly would also apply to Shawcore. The act implies terms into consumer contracts (ie that the provider will exercise reasonable skill and care in the provision of the relevant goods/services etc).

The Unfair Contract Terms Act 1977 - The act restricts the operation and legality of some contracts (such as consumer contracts). The acts primary aim is to render unreasonable terms which seek to exclude or limit liability as ineffective or subject to reasonableness. Any contracts which Shawcore enters into will be subject to the terms of this act (the act is mainly used in conjunction with the acts noted above as well as Unfair Terms in Consumer Contracts Regulations 1999).

At present we have not received or began the process to receive certification for any of our products.

RESEARCH AND DEVELOPMENT

We have not conducted any research or development nor incurred any research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

BECAUSE OUR SOLE OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our sole officer and director, Gary Burkinshaw, will only be devoting limited time to our operations. Mr. Burkinshaw intends to devote 35% of his business time to our affairs. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations. It is possible that the demands on Gary Burkinshaw from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Burkinshaw may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.

BECAUSE WE HAVE ONLY ONE OFFICER AND DIRECTOR WHO HAS NO FORMAL TRAINING IN FINANCIAL ACCOUNTING AND MANAGEMENT, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

We have only one officer and director. He has no formal training in financial accounting and management; however, he is responsible for our managerial and organizational structure, which will include preparation of disclosure and accounting controls. When the disclosure and accounting controls referred to above are implemented, he will be responsible for the administration of them. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause an investor to lose their investment. However, because of the small size of our expected operations, we believe that he will be able to monitor the controls he will have created and will be accurate in assembling and providing information to investors.

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFITABLE OPERATIONS IN THE FUTURE.

We will be incurring losses until we build a break-even level of revenue. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We will require additional funds in order to move forward with our business plan. At this time, we cannot assure investors that we will be able to obtain financing. If we are unable to raise needed financing, we will have to delay or abandon further operations. If we cannot raise financing to meet our obligations, we will be insolvent and will be forced to cease our business operations.

IF GARY BURKINSHAW, OUR SOLE OFFICER AND DIRECTOR, SHOULD RESIGN OR DIE, WE WILL NOT HAVE A CHIEF EXECUTIVE OFFICER. THIS COULD RESULT IN OUR OPERATIONS SUSPENDING, AND INVESTORS COULD LOSE THIER INVESTMENT.

We depend on the services of our sole officer and director, Gary Burkinshaw for the future success of our business. The loss of the services of Mr. Burkinshaw could have an adverse effect on our business, financial condition and results of operations. If he should resign or die we will not have a chief executive officer. If that should occur, until we find another person to act as our chief executive officer, our operations could be suspended. In that event it is possible an investor could lose their entire investment. We do not carry any key personnel life insurance policies on Mr. Burkinshaw and we do not have a contract for his services.

BECAUSE OUR DIRECTOR OWNS 55.8% OF OUR ISSUED AND OUTSTANDING COMMON STOCK, HE CAN MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our director, Gary Burkinshaw, owns approximately 55.8% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. He will also have the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

U.S. INVESTORS MAY EXPERIENCE DIFFICULTIES IN ATTEMPTING TO EFFECT SERVICE OF PROCESS AND TO ENFORCE JUDGMENTS BASED UPON U.S. FEDERAL SECURITIES LAWS AGAINST THE COMPANY AND ITS SOLE NON-U.S. RESIDENT OFFICER AND DIRECTOR.

While we are organized under the laws of State of Nevada, our sole officer and director is non-U.S. resident. Consequently, it may be difficult for investors to affect service of process on Mr. Burkinshaw in the United States and to enforce in the United States judgments obtained in United States courts against Mr. Burkinshaw based on the civil liability provisions of the United States securities laws. Since all our assets will be located in England it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us may not be enforceable in the United States.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We aim to obtain quotation of our common stock on the OTC Bulletin Board now that we have effectiveness of our registration statement However, we can provide investors with no assurance that our shares will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize. In order to obtain quotation on the OTC Bulletin Board our company will be required to procure the sponsorship of a registered market maker. There is no guarantee that we will ever obtain the sponsorship of a market maker and as a result may be unable to quote our common stock on the OTC Bulletin Board,

If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

OUR SHARES OF COMMON STOCK ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND EXCHANGE COMMISSION AND THE MARKET IN OUR SECURITIES WILL BE LIMITED, WHICH WILL MAKE TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the activity in the secondary market for stock that becomes subject to those penny stock rules. If a market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of investors' shares.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, a return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

AS A SHELL COMPANY, WE FACE SUBSTANTIAL ADDITIONAL ADVERSE BUSINESS AND LEGAL CONSEQUENCES.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisors), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financing statements, in the filing on Form 8-K that the shell company files to report the acquisition of a business opportunity. This initial filing must be made within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosure or review of the lack of the ability to issue securities using a Form S-8 may delay the consummation of any potential business combination.

AS A SHELL COMPANY, OUR SHAREHOLDERS WILL NOT BE ABLE TO RELY UPON RULE 144 FOR THE RESALE OF THEIR SHARES.

In general, Rule 144 requires restricted securities to be held for a particular length of time and prescribes the conditions which must be satisfied prior to the sale of the securities. The Securities and Exchange Commission codified a staff interpretation relating to the treatment of the securities of shell companies, of which we are one. Under the amendments, Rule 144 is not available for the resale of securities initially issued by a shell company (reporting or non-reporting) or a former shell company. Therefore, the securities held by our shareholders can be resold only through a resale registration statement unless certain conditions are met. These conditions are:

     *    The company has ceased to be a shell company;

     * The company is subject to the reporting requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended;

     * The company has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Securities Exchange Act, as applicable, during the preceding twelve months; and

     * One year has elapsed since the Company has filed current "Form 10 information" with the Securities and Exchange Commission reflecting its status as an entity that is no longer a shell company.

If these conditions are satisfied, then our shareholders can resell their securities subject to all other applicable Rule 144 conditions. See "Market for Common Equity and Related Stockholder Matters - Rule 144 Shares".

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and good faith beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this filing, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

Since inception, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to shareholders for the year ended August 31, 2010.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted on the Over the Counter Bulletin Board.

HOLDERS

We have approximately 30 record holders of our common stock as of August 31, 2010.

DIVIDEND POLICY

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

EQUITY COMPENSATION PLAN INFORMATION

STOCK OPTION PLAN

The Company, at the current time, has no stock option plan or any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this S-1, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements included herein.

PLAN OF OPERATION

DEVELOP WEBSITE AND NETWORKS

Before we actually purchase the equipment and hire the necessary staff we will complete the corporate website and begin initial marketing and networking efforts. In order to finalize the website online payment processing and delivery information is required. Marketing and networking efforts will be composed of attending industry events and conferences as well as posting advertisements in related magazines. Gary Burkinshaw will be using approximately 30% of his available time to contact his extensive network and create awareness for the Company.

ESTABLISH OFFICE AND PURCHASE/LEASE EQUIPMENT

We believe that it will cost $174,000 to set up an office, hire an assistant and obtain the necessary equipment to begin operations. Another option considered relates to leasing equipment from the President and sole Director, Mr. Burkinshaw for an initial 12 months. A suitable location has been found for a new shop and inquires have been made regarding rental pricing and other obligations. Listed below are our internally generated capital expenditure requirements for the first fiscal year of operations.

Initial Capital Expenses:

Tools and Machinery*-      $42,000
12 month shop lease-       $24,000
Shop Assistant-            $24,000
Electricity-               $ 5,000
Marketing-                 $25,000
Initial Supplies**-        $54,000

* Shop table, saw horses, circular saw, power drill, jigsaw, orbital sander, clamps, bench grinder, table saw, router, miter saw, storage, shop vacuum
** Initial Supplies are composed of supply and packaging materials for three units of each product.

BEGIN OPERATIONS

Once initial marketing is under way, equipment purchased, and an assistant is hired, we will be ready to accept orders for our products.

We intend to hire one part-time assistant to help with the assembly and packaging of our products. Building materials will be ordered as needed so to reduce storage requirements and inventory. We currently have a supply contract in place UAB Stilmeda with offices throughout Europe. UAB Stilmeda has agreed to supply us with the majority of the raw wood and specialty wood products required to build our final products. (See Exhibit 10.1) Mr. Burkinshaw has verbally agreed to dedicate 100% of his available work hours to the Company's operations once the corporate website is fully functional and the demands of customers require this dedication. Mr. Burkinshaw and a hired assistant will design, construct and develop our products for shipping around the world.

Design-The actual dimensions and material requirements will be determined using SolidBuilder architectural software purchased by the Company in May of 2009. This software allows for a wide variety of designs and building material variations in order to provide the unique specifications required for a packaged pre-fabricated structure.

Material Ordering-Once a shop is established we intend to order the required materials to construct approximately three units of each of our proposed products. If we are able to expand our business through marketing efforts we intend to order supplies as needed to keep inventory costs to a minimum. At present we have a supply agreement with with UAB Stilmeda with offices throughout Europe. UAB Stilmeda has agreed to supply us with the majority of the raw wood and specialty wood products required to build our final products. (See
Exhibit 10.1). Other materials including tacking, electrical, flooring and fixtures will be procured from local industrial outfitters until the need arises for a lower-cost, bulk supplier. Power generation supplies have not yet been procured but we have began searching for suppliers of small scale wind and solar supplies.

Product Development-Raw materials will be formed and made ready for assembly by Mr. Burkinshaw and a hired assistant. Electrical wires will be fashioned as required while joist and other tacking materials will be packaged. Fixtures, instructions and eco-certification documents will be packaged and the final product will be stored until time of shipping.

Shipping-Finished product will be shipped to its final destination with tracking information sent electronically to the client.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are a start-up company and have not generated any revenues. We cannot guarantee success of our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS FOR THE PERIOD ENDING AUGUST 31, 2010

We did not earn any revenues from the fiscal year ending August 31 2010. Our net loss for the fiscal year ended August 31, 2010 was approximately ($30,088) compared to a net loss of ($32,150) during the period from inception (September 25, 2008) to August 31, 2010. General and administrative expenses incurred during the fiscal year ended August 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, and developmental costs.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

As at our fiscal year end August 31, 2010, our current assets were $6,972 and our total liabilities were $17,622, which resulted in a working capital deficit of ($10,650). As at the fiscal year ended August 31, 2010, current liabilities were comprised of $14,299 in advances from director and $3,323 in accounts payable.

Stockholders' equity decreased from $19,438 for fiscal year ended August 31, 2009 to ($10,650) for the fiscal year ended August 31, 2010.

We have not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2010, net cash flows used in operating activities was ($26,765) .We have financed our operations primarily from either advancements or the issuance of equity and debt instruments for the fiscal year ended August 31, 2010. For the period from inception (September 25, 2008) to August 31, 2010, net cash provided by financing activities was $35,799 received from sale of common stock and advances from Director. During the fiscal year ending August 31, 2010 net cash flow provided by financing activities was $14,000 received from advances from Director.

RESULTS OF OPERATIONS FOR PERIOD ENDING AUGUST 31, 2009

We did not earn any revenues from our incorporation on September 25, 2008 to August 31, 2009. We incurred operating expenses in the amount of $2,062 for the period from our inception on September 25, 2008 through August 31, 2009. These operating expenses were comprised of our initial web site development expenses.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements, together with the Report thereon of De Joya Griffith & Company LLC, independent certified public accountants, are included elsewhere in Item 15 as F-1 through F-10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended August 31, 2010 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 9A. CONTROLS AND PROCEDURES (ITEM 9A(T))

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of August 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of August 31, 2010, our internal control over financial reporting were not effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended August 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our directors, executive officers and key employees.

     Name          Age                          Position
     ----          ---                          --------

Gary Burkinshaw    52    President, CEO, Secretary, Treasurer, CFO, and Director

Since our inception on September 25, 2008, Gary Burkinshaw has been our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Chief Accounting Officer and sole member of our board of directors. Mr. Burkinshaw attended Shircliffe College in 1974 where he completed the City and Guilds Carpentry and Joinery program. Since completing his formal education Mr. Burkinshaw has been self employed providing carpentry and joinery services. Gary has not been a member of the board of directors of any corporations during the last five years. He intends to devote approximately 35% of his business time to our affairs.

   During the past five years, Mr. Burkinshaw has not been the subject to any of the following events:

     1. Any bankruptcy petition filed by or against any business of which Mr. Burkinshaw was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Burkinshaw's involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPENSATION OF DIRECTORS

We do not pay our Directors any fees in connection with their role as members of our Board. Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings. Our Directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at Board meetings. Each board member serves for a one year term until elections are held at each annual meeting.

Directors are elected at the Company's annual meeting of Stockholders and serve for one year until the next annual Stockholders' meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company reimburses all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

FAMILY RELATIONSHIPS

There are no family relationships on the Board of Directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the fiscal year ended August 31, 2010, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our Chief Technology Officer whose total compensation was zero.

                                                                                     Change in
                                                                                      Pension
                                                                                     Value and
                                                                    Non-Equity      Nonqualified
 Name and                                                           Incentive         Deferred
 Principal                                    Stock      Option        Plan         Compensation    All Other
 Position       Year   Salary($)  Bonus($)   Awards($)  Awards($)  Compensation($)   Earnings($)  Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------  ---------  ---------------   -----------  ---------------  ---------
Gary Burkinshaw  2010     --         --         --          --           --               --             --            --
President, CEO,
Secretary,
Treasurer, CFO,
and Director

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

None.

OPTION EXERCISES AND STOCK VESTED TABLE

None.

PENSION BENEFITS TABLE

None.

NONQUALIFIED DEFERRED COMPENSATION TABLE

None.

ALL OTHER COMPENSATION TABLE

None.

PERQUISITES TABLE

None.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

None.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of August 31, 2010, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and
(iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 2 East Congress St., Suite 900 Tucson, AZ 85701.

                     Name, Title and
                       Address of             Amount of                Percent of Class
                    Beneficial Owner          Beneficial      ----------------------------------
Title of Class         of Shares              Ownership       Before Offering     After Offering
--------------         ---------              ---------       ---------------     --------------
Common Stock        Gary Burkinshaw           3,000,000            55.8%              55.8%
                    President, CEO,
                    Secretary, Treasurer,
                    CFO, and Director

----------
(1)  Based on 5,375,000 issued and outstanding shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

There have been no material transactions during the past two years between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, nor any of their immediate family members.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by De Joya Griffith & Company, LLC in 2010 and Fees related to services performed by De Joya Griffith & Company, LLC in 2009 were as follows:

                                          2010                     2009
                                   De Joya Griffith &       De Joya Griffith &
                                      Company, LLC             Company, LLC
                                      ------------             ------------

Audit Fees                               $6,850                   $    0
Audit-Related Fees (2)                        0                        0
Tax Fees (3)                                  0                        0
All Other Fees (4)                            0                        0
                                         ------                   ------
Total                                    $7,350                   $    0
                                         ======                   ======

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2008 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 114 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

PRE-APPROVAL POLICIES

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided;
(2) were not recognized as non-audit services at the time of the engagement; and
(3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

3.1      Articles of Incorporation (1)

3.2      By-laws (1)

23.1     Consent of auditors.(2)

31.1 Rule 13a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

31.2 Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

32.1     Section 1350 Certification of the Chief Executive Officer (2)

32.2     Section 1350 Certification of the Chief Financial Officer (2)

----------
(1) Incorporated by reference to the Form. S-1 filed with the Securities and Exchange Commission on October 14, 2009.
(2)  Filed herein.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 17th day of November 2010.


                                  By: /s/ Gary Burkinshaw
                                      ------------------------------------------
                                      Gary Burkinshaw President, CEO, Secretary,
                                      Treasurer, CFO, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


     Signatures                                    Title                              Date
     ----------                                    -----                              ----


/s/ Gary Burkinshaw               President, Chief Executive Officer,            November 17, 2010
----------------------------      Secretary, Treasurer Chief Financial
Gary Burkinshaw                   Officer, Director

                            SHAWCORE DEVELOPMENT CORP
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                 August 31, 2010

                         De Joya Griffith & Company, LLC

                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Shawcore Development Corp.
Deepcar, Sheffield England

We have audited the accompanying balance sheets of Shawcore Development Corp. (A Development Stage Company) as of August 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the year ended August 31, 2010, from inception (September 25, 2008) through August 31, 2009 and from inception (September 25, 2008) through August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shawcore Development Corp. (A Development Stage Company) as of August 31, 2010 and 2009, and the results of their operations and cash flows for the year ended August 31, 2010, from inception (September 25, 2008) through August 31, 2009 and from inception (September 25, 2008) through August 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
-----------------------------------------------
De Joya Griffith & Company, LLC
Henderson, NV
November 12, 2010

SHAWCORE DEVELOPMENT CORP
(A Development Stage Company)
Balance Sheets

                                                                      August 31, 2010    August 31, 2009
                                                                      ---------------    ---------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $  6,972           $ 19,737
                                                                          --------           --------
      Total current assets                                                   6,972             19,737
                                                                          --------           --------

TOTAL ASSETS                                                              $  6,972           $ 19,737
                                                                          ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                        $  3,323           $     --
  Advances from Director                                                    14,299                299
                                                                          --------           --------
      Total current liabilities                                             17,622                299
                                                                          --------           --------

TOTAL LIABILITIES                                                           17,622                299
                                                                          ========           ========

STOCKHOLDERS EQUITY (DEFICIT)
  Common stock: $0.001 par value; 75,000,000 shares
   authorized 5,375,000 shares issued and outstanding
   as of August 31, 2010 and 2009, respectively                              5,375              5,375
  Additional paid-in-capital                                                16,125             16,125
  Deficit accumulated during the development stage                         (32,150)            (2,062)
                                                                          --------           --------
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                                       (10,650)            19,438
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $  6,972           $ 19,737
                                                                          ========           ========


The accompanying notes are an integral part of these financial statements.

SHAWCORE DEVELOPEMENT CORP
(A Development Stage Company)
Statements of Operations


                                                                      From inception          From inception
                                                                   (September 25, 2008)    (September 25, 2008)
                                           For the Year Ended            through                 through
                                             August 31, 2010         August 31, 2009         August 31, 2010
                                             ---------------         ---------------         ---------------
EXPENSES
  General and Administrative Expenses          $   30,088              $    2,062              $   32,150
                                               ----------              ----------              ----------

      Total expenses                               30,088                   2,062                  32,150
                                               ----------              ----------              ----------

Net Loss                                       $  (30,088)             $   (2,062)             $  (32,150)
                                               ==========              ==========              ==========

LOSS PER COMMON SHARE - BASIC                  $     0.01              $     0.00
                                               ==========              ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC                     5,375,000               2,708,014
                                               ==========              ==========


The accompanying notes are an integral part of these financial statements.

SHAWCORE DEVELOPMENT CORP
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From Inception (September 25, 2008) to August 31, 2010

                                                                                           Deficit
                                                                                         Accumulated
                                                                           Additional      During
                                                Number of                    Paid in     Development
                                              Common Shares     Amount       Capital        Stage         Total
                                              -------------     ------       -------        -----         -----
Balance at inception on September 25, 2008             --       $   --       $    --      $     --      $     --

February 20, 2009
Common shares issued for cash at $0.001         4,500,000        4,500            --            --         4,500

June 8, 2009
Common shares issued for cash at $0.01            600,000          600         5,400            --         6,000

August 8, 2009
Common shares issued for cash at $0.04            275,000          275        10,725            --        11,000

Net loss                                               --           --            --        (2,062)       (2,062)
                                                ---------       ------       -------      --------      --------

Balance as of August 31, 2009                   5,375,000        5,375        16,125        (2,062)       19,438
                                                ---------       ------       -------      --------      --------

Net loss                                               --           --            --       (30,088)      (30,088)
                                                ---------       ------       -------      --------      --------

Balance as of August 31, 2010                   5,375,000       $5,375       $16,125      $(32,150)     $(10,650)
                                                =========       ======       =======      ========      ========


The accompanying notes are an integral part of these financial statements.

SHAWCORE DEVELOPEMENT CORP
(A Development Stage Company)
Statement of Cash Flows


                                                                         From inception          From inception
                                                                      (September 25, 2008)    (September 25, 2008)
                                               For the Year Ended           through                 through
                                                 August 31, 2010        August 31, 2009         August 31, 2010
                                                 ---------------        ---------------         ---------------
OPERATING  ACTIVITIES
  Net loss                                           $(30,088)              $ (2,062)               $(32,150)
  Changes in assets and liabilities:
    Accounts payable                                    3,323                     --                   3,323
                                                     --------               --------                --------
      Net cash used for operating activities          (26,765)                (2,062)                (28,827)
                                                     --------               --------                --------
FINANCING ACTIVITIES
  Loans from Director                                  14,000                    299                  14,299
  Sale of common stock                                     --                 21,500                  21,500
                                                     --------               --------                --------
      Net cash provided by financing activities        14,000                 21,799                  35,799
                                                     --------               --------                --------

Net increase (decrease) in cash and equivalents       (12,765)                19,737                   6,972
Cash and equivalents at beginning of the period        19,737                     --                      --
                                                     --------               --------                --------

Cash and equivalents at end of the period            $  6,972               $ 19,737                $  6,972
                                                     ========               ========                ========

Supplemental cash flow information:

Cash paid for:
  Interest                                           $     --               $     --                $     --
                                                     ========               ========                ========

  Taxes                                              $     --               $     --                $     --
                                                     ========               ========                ========


The accompanying notes are an integral part of these financial statements.

SHAWCORP DEVELOPMENT CORP.
(A Development Stage Company)
Notes To The Financial Statements
August 31, 2010


1. ORGANIZATION AND BUSINESS OPERATIONS

SHAWCORP DEVELOPMENT CORP.("the Company") was incorporated under the laws of the State of Nevada, U.S. on September 25, 2008. The Company is in the development stage as defined under Financial Accounting Standards Board Accounting Standards Codification (FASB ASC 915-205) "Development-Stage Entities" and it intends to design and construct eco-friendly self assembly housing and storage structures. The Company intends to build a product that will be well suited to a more environmentally conscious market looking for affordable quality housing and storage that can be put together easily and quickly. Initially the target market will be the resort and cabin markets of Europe and North America.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception (September 25, 2008) through August 31, 2010, the Company has accumulated losses of $32,150

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $32,150 as of August 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, advances from directors and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

c) Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d) Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e) Foreign Currency Translation
The Company's functional currency and its reporting currency is the United States dollar.

f) Financial Instruments
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

g) Stock-based Compensation
Stock-based compensation is accounted for at fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification 718 (FASB ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

SHAWCORP DEVELOPMENT CORP.
(A Development Stage Company)
Notes To The Financial Statements
August 31, 2010


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h) Income Taxes
Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

i) Basic and Diluted Net Loss per Share
The Company computes net loss per share in accordance with FASB ASC 205 "Earnings per Share". FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

j) Fiscal Periods
The Company's fiscal year end is August 31.

3. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $0.001 per share.

In February 2009, the Company issued 4,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $4,500.

In February, April, May and June 2009, the Company issued 600,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $6,000.

In June, July and August 2009, the Company issued 275,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $11,000.

During the period from inception (September 25, 2008) to August 31, 2010, the Company sold a total of 5,375,000 shares of common stock for total cash proceeds of $21,500.

4. INCOME TAXES

As of August 31, 2010, the Company had net operating loss carry forwards of approximately $32,150 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

                                              2010                2009
                                            --------            --------
Current:
  Federal                                   $     --            $     --
  State                                           --                  --
                                            --------            --------
Deferred:                                   $     --            $     --
                                            ========            ========

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31: Deferred tax assets:

SHAWCORP DEVELOPMENT CORP.
(A Development Stage Company)
Notes To The Financial Statements
August 31, 2010


4. INCOME TAXES (CONTINUED)

                                              2010                 2009
                                            --------             --------

Net operating loss carry forward            $ 32,150             $  2,062
                                            --------             --------
Total deferred tax assets                     11,253                  722
Less: valuation allowance                    (11,253)                (722)
                                            --------             --------
Net deferred tax assets                     $     --             $     --
                                            ========             ========

The valuation allowance for deferred tax assets as of August 31, 2010 and 2009 was $11,253 and $722, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2010 and 2009, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at August 31:

                                              2010                 2009
                                            --------             --------

Federal statutory tax rate                    (35.0)%              (35.0)%
Permanent difference and other                 35.0%                35.0%
                                            -------              -------
Effective tax rate                               --                   --
                                            =======              =======

5. RELATED PARTY TRANSACTONS

On September 25, 2008, the sole Director and President, Gary Burkinshaw, advanced the Company $299. On March 2, 2010 and June 16, 2010, the sole Director and President, Gary Burkinshaw, advanced the Company $4,000 and $10,000, respectively. The advances are non-interest bearing, due upon demand and unsecured.