Form 10-Q
period 2010-11-30
Shawcore Development Corp
filed 2011-01-06
CIK 1472862

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended November 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                        Commission File No. 333 - 165391

                           SHAWCORE DEVELOPMENT CORP.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                 329 Manchester Road, Deepcar, Sheffield England
                    (Address of principal executive offices)

                              (011 44 161 884 0149)
                           (Issuer's telephone number)

Securities registered pursuant                             Name of each exchange
 to Section 12(b) of the Act:                               on which registered:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $0.001
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                  Outstanding as of November 30, 2010
      -----                                  -----------------------------------
Common Stock, $0.001                                      5,375,000

               SHAWCORE DEVELOPMENT CORPSHAWCORE DEVELOPMENT CORP.

                                    FORM 10-Q

Part 1 FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3
            Balance Sheets                                                    3
            Statements of Operations                                          4
            Statements of Cash Flows                                          5
            Notes to Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          10

Item 4.  Controls and Procedures                                             11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 1A. Risk Factors                                                        11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         12

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Other Information                                                   12

Item 6.  Exhibits                                                            12

SHAWCORE DEVELOPMENT CORP
(A Development Stage Company)
Balance Sheets

                                                                   November 30, 2010       August 31, 2010
                                                                   -----------------       ---------------
                                                                      (Unaudited)            (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $    963               $  6,972
                                                                       --------               --------
      Total current assets                                                  963                  6,972
                                                                       --------               --------

TOTAL ASSETS                                                           $    963               $  6,972
                                                                       ========               ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                     $     --               $  3,323
  Advances from Director                                                 18,099                 14,299
                                                                       --------               --------
      Total current liabilities                                          18,099                 17,622
                                                                       --------               --------

TOTAL LIABILITIES                                                        18,099                 17,622
                                                                       --------               --------

STOCKHOLDERS' DEFICIT
  Common stock: $0.001 par value; 75,000,000 shares authorized
   5,375,000 shares issued and outstanding as of November 30, 2010
   and August 31, 2010, respectively                                      5,375                  5,375
  Additional paid-in-capital                                             16,125                 16,125
  Deficit accumulated during the development stage                      (38,636)               (32,150)
                                                                       --------               --------
      TOTAL STOCKHOLDERS' DEFICIT                                       (17,136)               (10,650)
                                                                       --------               --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    963               $  6,972
                                                                       ========               ========


The accompanying notes are an integral part of these financial statements.

SHAWCORE DEVELOPEMENT CORP
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                   For the              For the           From Inception
                                                 Three Months         Three Months      (September 25, 2008)
                                                    Ended                Ended               through
                                                  November 30,         November 30,         November 30,
                                                     2010                 2009                 2010
                                                  ----------           ----------           ----------
EXPENSES
  General and Administrative Expenses             $    6,486           $   14,455           $   38,636
                                                  ----------           ----------           ----------

      Total expenses                                   6,486               14,455               38,636
                                                  ----------           ----------           ----------

Net Loss                                          $   (6,486)          $  (14,455)          $  (38,636)
                                                  ==========           ==========           ==========

LOSS PER COMMON SHARE - BASIC                     $     0.00           $     0.00
                                                  ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC                               5,375,000            5,375,000
                                                  ==========           ==========


The accompanying notes are an integral part of these financial statements.

SHAWCORE DEVELOPEMENT CORP
(A Development Stage Company)
Statements of Cash Flows

                                                      For the            For the         From Inception
                                                    Three Months       Three Months    (September 25, 2008)
                                                       Ended              Ended             through
                                                     November 30,       November 30,       November 30,
                                                        2010               2009               2010
                                                      --------           --------           --------
OPERATING  ACTIVITIES
  Net loss                                            $ (6,486)          $ 14,455           $(38,636)
  Changes in assets and liabilities:
    (Decrease) in accounts payable                      (3,323)                --                 --
                                                      --------           --------           --------

        Net cash used for operating activities          (9,809)           (14,455)           (38,636)
                                                      --------           --------           --------
FINANCING ACTIVITIES
  Advances from Director                                 3,800                 --             18,099
  Sale of common stock                                      --                 --             21,500
                                                      --------           --------           --------

        Net cash provided by financing activities        3,800                 --             39,599
                                                      --------           --------           --------

Net increase (decrease) in cash and equivalents         (6,009)                --                963
Cash and equivalents at beginning of the period          6,972             19,737                 --
                                                      --------           --------           --------

Cash and equivalents at end of the period             $    963           $  5,282           $    963
                                                      ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                            $     --           $     --           $     --
                                                      ========           ========           ========

  Taxes                                               $     --           $     --           $     --
                                                      ========           ========           ========


The accompanying notes are an integral part of these financial statements.

SHAWCORE DEVELOPMENT CORP.
(A Development Stage Company)
Notes To The Financial Statements
November 30, 2010


1. ORGANIZATION AND BUSINESS OPERATIONS

SHAWCORE DEVELOPMENT CORP.("the Company") was incorporated under the laws of the State of Nevada, U.S. on September 25, 2008. The Company is in the development stage as defined under Financial Accounting Standards Board Accounting Standards Codification (FASB ASC 915-205) "Development-Stage Entities" and it intends to design and construct eco-friendly self assembly housing and storage structures. The Company intends to build a product that will be well suited to a more environmentally conscious market looking for affordable quality housing and storage that can be put together easily and quickly. Initially the target market will be the resort and cabin markets of Europe and North America.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception (September 25, 2008) through November 30, 2010, the Company has accumulated losses of $38,636.

In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2010 and the results of operations and cash flows presented herein have been included in the financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $38,636 as of November 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, advances from directors and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

SHAWCORE DEVELOPMENT CORP.
(A Development Stage Company)
Notes To The Financial Statements
November 30, 2010


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

4. RELATED PARTY TRANSACTONS

On September 25, 2008, the sole Director and President, Gary Burkinshaw, advanced the Company $299. On March 2, 2010 and June 16, 2010, the sole Director and President, Gary Burkinshaw, advanced the Company $4,000 and $10,000, respectively. On October 6, 2010, the sole Director and President, Gary Burkinshaw, advanced the Company $3,800. The advances are non-interest bearing, due upon demand and unsecured.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

SHAWCORE DEVELOPMENT CORP. was incorporated under the laws of the State of Nevada on September 25 2008. Our registration statement was filed with the Securities and Exchange Commission on September 1, 2010.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to SHAWCORE DEVELOPMENT CORP.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of November 30, 2010 we have no revenues, have minimal assets and have incurred losses since inception.

The Company intends to build a product that will be well suited to a more environmentally conscious market looking for affordable quality housing and storage that can be put together easily and quickly. Initially the target market will be the resort and cabin markets of Europe and North America.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception (September 25, 2008) through November 30, 2010, the Company has accumulated losses of $38,636.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2008) TO NOVEMBER 30, 2010.

Our net loss for the three-months ended November 30, 2010 was approximately ($6,486) compared to a net loss of ($14,455) during the three months ended November 30, 2009. . During the three-months ended November 30, 2010 and 2009, we did not generate any revenue. Net loss during the period from inception (September 25, 2008) to November 30, 2010 was ($38,636).

During the three-months ended November 30, 2010, we incurred general and administrative, consulting, and professional expenses of approximately $6,486 compared to $14,455 during the three months ended November 30, 2009. General and administrative expenses incurred during the three-month period ended November 30, 2010 and 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (September 25, 2008) to November 30, 2010, we incurred general and administrative, consulting, and professional expenses of approximately $38,636.

Our net loss during the three-months ended November 30, 2010 and 2009 was ($6,486) or ($0.00) per share and ($14,455) or ($0.00), respectively. The weighted average number of shares outstanding was 5,373,000 for the three-month period ended November 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2010

As at the three-months ended November 30, 2010, our current assets were $963 and our total liabilities were $18,099, which resulted in a working capital of ($17,136). As at the three-months ended November 30, 2010, current assets were comprised of $963 in cash compared to $6,972 in current assets at fiscal year ended August 31, 2010. As at the three-months ended November 30, 2010, current liabilities were comprised of $18,099 in advances from director compared to $14,299 at fiscal year ended August 31, 2010. Accounts payable were reduced by $3,323 to $0 during the three months ended November 30, 2010.

Stockholders' equity decreased from ($10,650) as of August 31, 2010 to ($17,136) as of November 30, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended November 30, 2010, net cash flows used in operating activities was ($9,809) consisting primarily of a net loss of ($6,486) and payment of accounts payable in the amount of $3,323. Net cash flows used in operateing activities was $14,455 during the three months ended November 30, 2009. Net cash flows used in operating activities was ($38,636) for the period from inception (September 25, 2008) to November 30, 2010.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments. For the three-months ended November 30, 2010, we generated $3,800 net cash from financing activities. For the three-months ended November 30, 2009 net cash provided by financing activities were $0. For the period from inception (September 25, 2008) to November 30, 2010, net cash provided by financing activities was $39,599 received from sale of common stock and advances from Director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances, equity and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory;
(ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment. During the period from inception (September 25, 2008) to November 30, 2010, Gary Burkinshaw, our Chief Executive Officer and a director, advanced us $18,099. The advances are non-interest bearing and payable upon demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD").

INTEREST RATE

Any future loans will relate mainly to trade payables and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2010, we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to which we registered 3,000,000 shares of our restricted common stock to be issued to certain shareholders and 2,375,000 shares were registered for resale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SHAWCORE DEVELOPMENT CORP.


Dated: January 5, 2010              By: /s/ Gary Burkinshaw
                                       -----------------------------------------
                                       Gary Burkinshaw, President and
                                       Chief Executive Officer


Dated: January 5, 2010              By: /s/ Gary Burkinshaw
                                       -----------------------------------------
                                       Gary Burkinshaw, Chief Financial Officer