Form 10-Q
period 2011-02-28
Shawcore Development Corp
filed 2011-03-29
CIK 1472862

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________ to _________

                        Commission File No. 333 - 162461


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

Securities registered pursuant to                Name of each exchange on which
   Section 12(b) of the Act:                                registered:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $0.001
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                              Outstanding as of February 28, 2011
      -----                              -----------------------------------
Common Stock, $0.001                                  5,375,000

               SHAWCORE DEVELOPMENT CORPSHAWCORE DEVELOPMENT CORP.

                                    FORM 10-Q

Part 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 3
            Balance Sheets                                                     3
            Statements of Operations                                           4
            Statements of Cash Flows                                           5
            Notes to Financial Statements                                      6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          10

Item 4.   Controls and Procedures                                             11

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   11

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         11

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.   Other Information                                                   12

Item 6.   Exhibits                                                            12

SHAWCORE DEVELOPMENT CORP
(A Development Stage Company)
Balance Sheets

                                                                    February 28,        August 31,
                                                                       2011               2010
                                                                     --------           --------
                                                                    (Unaudited)         (Audited)
                                     ASSETS

Current Assets
  Cash                                                               $     24           $  6,972
                                                                     --------           --------
      TOTAL CURRENT ASSETS                                                 24              6,972
                                                                     --------           --------

      TOTAL ASSETS                                                   $     24           $  6,972
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                   $     --           $  3,323
  Advances from Director                                               27,399             14,299
                                                                     --------           --------
      TOTAL CURRENT LIABILITIES                                        27,399             17,622
                                                                     --------           --------

      TOTAL LIABILITIES                                                27,399             17,622
                                                                     --------           --------

Stockholders' Deficit
  Common stock: $0.001 par value; 75,000,000 shares
   authorized 5,375,000 shares issued and outstanding as
   of February 28, 2011 and August 31, 2010, respectively               5,375              5,375
  Additional paid-in-capital                                           16,125             16,125
  Deficit accumulated during the development stage                    (48,875)           (32,150)
                                                                     --------           --------
      TOTAL STOCKHOLDERS' DEFICIT                                     (27,375)           (10,650)
                                                                     --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $     24           $  6,972
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

SHAWCORE DEVELOPEMENT CORP
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                For the          For the         For the         For the       From Inception
                                              Three Months     Three Months     Six Months      Six Months  (September 25, 2008)
                                                 Ended            Ended           Ended           Ended           through
                                              February 28,     February 28,    February 28,    February 28,     February 28,
                                                 2011             2010            2011            2010             2011
                                              ----------       ----------      ----------      ----------       ----------
Expenses
  General and Administrative Expenses         $   10,239       $    3,649      $   16,725      $   18,104       $   48,875
                                              ----------       ----------      ----------      ----------       ----------
      Total expenses                              10,239            3,649          16,725          18,104           48,875
                                              ----------       ----------      ----------      ----------       ----------

Net Loss                                      $  (10,239)      $   (3,649)     $  (16,725)     $  (18,104)      $  (48,875)
                                              ==========       ==========      ==========      ==========       ==========

LOSS PER COMMON SHARE - BASIC                 $     0.00       $     0.00      $     0.00      $     0.00
                                              ==========       ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING- BASIC                           $5,375,000       $5,375,000      $5,375,000      $5,375,000
                                              ==========       ==========      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

SHAWCORE DEVELOPEMENT CORP
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                               For the            For the         From Inception
                                                              Six Months         Six Months   (September 25, 2008)
                                                                Ended              Ended             through
                                                             February 28,       February 28,       February 28,
                                                                2011               2010               2011
                                                              --------           --------           --------
Operating  Activities
  Net loss                                                    $(16,725)          $(18,104)          $(48,875)
  Changes in assets and liabilities:
  (Decrease) in accounts payable                                (3,323)                --                 --
                                                              --------           --------           --------
           Net cash used for operating activities              (20,048)           (18,104)           (48,875)
                                                              --------           --------           --------
Financing Activities
  Advances from Director                                        13,100                 --             27,399
  Sale of common stock                                              --                 --             21,500
                                                              --------           --------           --------
           Net cash provided by financing activities            13,100                 --             48,899
                                                              --------           --------           --------
Net increase (decrease) in cash and equivalents                 (6,948)                --                 24
Cash and equivalents at beginning of the period                  6,972             19,737                 --
                                                              --------           --------           --------

Cash and equivalents at end of the period                     $     24           $  1,633           $     24
                                                              ========           ========           ========
Supplemental cash flow information:
  Cash paid for:
    Interest                                                  $     --           $     --           $     --
                                                              ========           ========           ========
    Taxes                                                     $     --           $     --           $     --
                                                              ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

SHAWCORE DEVELOPMENT CORP.
(A Development Stage Company)
Notes To The Financial Statements
February 28, 2011


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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception (September 25, 2008) through February 28, 2011, the Company has accumulated losses of $48,875.

In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2011 and the results of operations and cash flows presented herein have been included in the financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $48,875 as of February 28, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, advances from directors and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

SHAWCORE DEVELOPMENT CORP.
(A Development Stage Company)
Notes To The Financial Statements
February 28, 2011


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

4. RELATED PARTY TRANSACTONS

On September 25, 2008, the sole Director and President, Gary Burkinshaw, advanced the Company $299. On March 2, 2010 and June 16, 2010, the sole Director and President, Gary Burkinshaw, advanced the Company $4,000 and $10,000, respectively. On October 6, 2010, the sole Director and President, Gary Burkinshaw, advanced the Company $3,800. On December 10, 2010 the sole Director and President, Gary Burkinshaw advanced the Company $1,500. On December 16, 2010 the sole Director and President, Gary Burkinshaw advanced the Company $500. On January 13, 2011 the sole Director and President, Gary Burkinshaw advanced the Company $1200. On February 8, 2011 the sole director and President Gary Burkinshaw loaned the company $5000. On February 18, 2011 the sole Director and President Gary Burkinshaw loaned the company $1,100 The advances are non-interest bearing, due upon demand and unsecured.

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

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of February 28, 2011 we have no revenues, have minimal assets and have incurred losses since inception.

The Company intends to build a product that will be well suited to a more environmentally conscious market looking for affordable quality housing and storage that can be put together easily and quickly. Initially the target market will be the resort and cabin markets of Europe and North America.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception (September 25, 2008) through February 28, 2011, the Company has accumulated losses of $48,875.

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

SIX MONTH PERIOD ENDED FEBRUARY 28, 2011 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND THE PERIOD FROM INCEPTION (SEPTEMBER 25, 2008) TO FEBRUARY 28, 2011.

Our net loss for the six-months ended February 28, 2011 was approximately ($16,725) compared to a net loss of ($18,104) during the six-months ended February 28, 2010. During the six-months ended February 28, 2011 and 2009, we did not generate any revenue. Net loss during the period from inception (September 25, 2008) to February 28, 2011 was ($48,875).

During the six-months ended February 28, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $16,725 compared to $18,104 during the three months ended February 28, 2010. General and administrative expenses incurred during the six-month period ended February 28, 2011 and 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (September 25, 2008) to February 28, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $48,875.

Our net loss during the six-months ended February 28, 2011 and 2010 was ($16,725) or ($0.00) per share and ($18,104) or ($0.00), respectively. The weighted average number of shares outstanding was 5,373,000 for the six-month period ended February 28, 2011.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED FEBRUARY 28, 2011

As at the six-months ended February 28, 2011, our current assets were $24 and our total liabilities were $27,399, which resulted in a working capital of ($27,375). As at the six-months ended February 28, 2011, current assets were comprised of $24 in cash compared to $6,972 in current assets at fiscal year ended August 31, 2010. As at the six-months ended February 28, 2011, current liabilities were comprised of $27,399 advances from director compared to $14,299 at fiscal year ended August 31, 2010. Accounts payable were reduced by $3,323 to $0 during the six months ended February 28, 2011.

Stockholders' equity decreased from ($10,650) as of August 31, 2010 to ($27,375) as of February 28, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended February 28, 2011, net cash flows used in operating activities was ($20,048) consisting primarily of a net loss of ($16,725) and payment of accounts payable in the amount of $3,323. Net cash flows used in operating activities was $18,104 during the six-months ended February 28, 2010. Net cash flows used in operating activities was ($48,875) for the period from inception (September 25, 2008) to February 28, 2011.


CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments. For the six-months ended February 28, 2011, we generated $13,100 net cash from financing activities. For the six-months ended February 28, 2010 net cash provided by financing activities were $0. For the period from inception (September 25, 2008) to February 28, 2011, net cash provided by financing activities was $48,899 received from sale of common stock and advances from Director.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment. During the period from inception (September 25, 2008) to February 28, 2011, Gary Burkinshaw, our Chief Executive Officer and a director, advanced us $27,399. The advances are non-interest bearing and payable upon demand.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-months ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                     SHAWCORE DEVELOPMENT CORP.
Dated: March 29, 2011

                                     By: /s/ Gary Burkinshaw
                                         ---------------------------------------
                                         Gary Burkinshaw, President and
                                         Chief Executive Officer

Dated: March 29, 2011
                                    By: /s/ Gary Burkinshaw
                                        ----------------------------------------
                                        Gary Burkinshaw, Chief Financial Officer