Form 10-Q
period 2011-05-31
Shawcore Development Corp
filed 2011-07-20
CIK 1472862

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333 - 162461

SHAWCORE DEVELOPMENT CORP. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)

601 North Congress Ave., Suite 303 Delray Beach, Florida 33445 (Address of principal executive offices)

329 Manchester Road Deepcar, Sheffield, England
(Former name, former address and former fiscal year, if changed since last report)

Indicate by  check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  N/A

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X  ]  No []

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 31, 2011
Common Stock, $0.001	107,500,000

SHAWCORE DEVELOPMENT CORPSHAWCORE DEVELOPMENT CORP.

Form 10-Q

SHAWCORE DEVELOPMENT CORP.

(A Development Stage Company)

Financial Statements

For the Period Ended May 31, 2011

(Unaudited)

Balance Sheets

5

Statements of Operations (unaudited)

6

Statements of Cash Flows (unaudited)

7

Notes to the Financial Statements (unaudited)

8

SHAWCORE DEVELOPMENT CORP.

(A Development Stage Company)

Balance Sheets

	May 31, 2011	August 31, 2010
	(Unaudited)	(Audited)

ASSETS

Cash	$ 4	$ 6,972
Prepaid expense	433	-
Total assets	$ 437	$ 6,972

LIABILITIES

Current Liabilities

Accounts Payable	$ –	$ 3,323
Note payable	27,726	14,299

Total liabilities	27,726	17,622

STOCKHOLDERS’ DEFICIT

Preferred stock	-	-
Authorized: 50,000,000 preferred shares, par value of $0.001 per share
Common Stock	107,500	107,500
Authorized: 500,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 107,500,000 common shares

Additional paid-In capital	-	-

Accumulated deficit during the development stage	(137,789)	(118,150)

Total stockholders’ deficit	(27,289)	(10,650)

Total liabilities and stockholders’ deficit	$ 437	$ 6,972

(The accompanying notes are an integral part of these financial statements)

SHAWCORE DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended May 31, 2011	For the Three Months Ended May 31, 2010	For the Nine Months Ended May 31, 2011	For the Nine Months Ended May 31, 2010	Cumulative from Inception (September 25, 2008) to May 31, 2011

Revenues	$ –	$ –	$ –	$ –	$ –

Operating expenses

General and administrative	(86)	4,230	16,639	22,335	48,789

Total expenses	(86)	4,230	16,639	22,335	48,789

Net income (loss)	$ 86	$ (4,230)	$ (16,639)	$ (22,335)	$ (48,789)
Net loss per share – basic	–	–	–	–
Weighted average shares outstanding – basic	107,500,000	107,500,000	107,500,000	107,500,000

(The accompanying notes are an integral part of these financial statements)

SHAWCORE DEVELOPMENT CORP.

(A Development Stage Company)

Statements of Cashflow

(unaudited)

	For the Nine Months Ended May 31, 2011	For the Nine Months Ended May 31, 2010	Cumulative from Inception (September 25, 2008) to May 31, 2011

Cash flows from operating activities

Net loss for the period	$ (16,639)	$ (22,335)	$ (48,789)

Changes in operating assets and liabilities:

Increase in prepaid expense	(433)	–	(433)
Decrease in accounts payable	(3,323)	–	–

Net cash used in operating activities	(20,395)	(22,335)	(49,222)

Financing activities

Proceeds from issuance of common shares	–	–	21,500
Proceeds from notes payable	13,427	4,000	27,726

Net cash provided by financing activities	13,427	4,000	49,226

Increase (decrease) in cash	(6,968)	(18,335)	4

Cash – beginning of period	6,972	19,737	–

Cash – end of period	$ 4	$ 1,402	$ 4

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for management fees	–	–	–
Shares issued for settlement of debt	–	–	–

(The accompanying notes are an integral part of these financial statements)

SHAWCORE DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

1.

Nature of Operations and Continuance of Business

Shawcore Development Corp. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on September 25, 2008. The Company is in the  development stage as defined under Financial Accounting Standards Board Accounting Standards Codification (FASB ASC 915-205) "Development-Stage  Entities" and it intends to design and construct  eco-friendly self assembly housing and storage structures. The  Company  intends  to build a  product  that  will be well  suited to a more environmentally  conscious  market  looking for affordable  quality  housing and storage that can be put together easily and quickly. Initially the target market will be the resort and cabin markets of Europe and North America.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2011, the Company has a working capital deficit of $27,289 and an accumulated deficit of $137,789. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is August 31.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

a)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

SHAWCORE DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accenting Policies (continued)

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

f)    Fair Value of Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

SHAWCORE DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accenting Policies (continued)

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2011 and August 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)

Revenue Recognition

The Company recognizes revenue from investigative services. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured. The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

i)

Recent Accounting Pronouncements

The Company has reviewed all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Notes Payable Transactions

As at May 31, 2011, the Company owed $22,726 (2010 - $14,299) to the former President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

On February 7, 2011, the Company entered into a non-interest bearing demand note with GreenWind NGR Inc., in the amount of $5,000.

4.

Common Shares

The authorized capital of the Company is 500,000,000 common shares with a par value of $0.001 per share and 50,000,000 preferred shares with a par value of $0.001 per share.

a)

In February 2009, the Company issued 90,000,000 shares of common stock at a price of $0.00005 per share for total cash proceeds of $4,500.

b)

In February, April, May and June 2009, the Company issued 12,000,000 shares of common stock at a price of $0.0005 per share for total cash proceeds of $6,000.

c)

In June, July and August 2009, the Company issued 5,500,000 shares of common stock at a price of $0.002 per share for total cash proceeds of $11,000.

d)

During the period from inception (September 25, 2008) to August 31, 2010, the Company sold a total of 107,500,000 shares of common stock for total cash proceeds of $21,500.

e)

On June 27, 2011, Omar John Ahmadzai (“Mr. Ahmadzai”) acquired control of three million (3,000,000) pre-split shares of the Company’s issued and outstanding common stock, representing approximately 58.81% of the Company’s total issued and outstanding common stock, from Gary Burkinshaw (“Mr. Burkinshaw”), in accordance with stock purchase agreements between Mr. Ahmadzai and Mr. Burkinshaw, (the “Stock Purchase Agreements”).  Pursuant to the Stock Purchase Agreements, Mr. Ahmadzai paid a purchase price of ten thousand dollars ($10,000) to Mr. Burkinshaw in exchange for the shares.

SHAWCORE DEVELOPMENT CORP.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

4.

Common Shares (continued)

f)

On July 6, 2011, the Company effected a forward stock split on the basis of 20 new shares of Common Stock for each 1 share of Common Stock outstanding as of July 20, 2011.  All references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this forward stock split have been adjusted to reflect the forward stock split on a retroactive basis unless otherwise noted.

5.

Subsequent Events

a)

In accordance with stock purchase agreements between Mr. Ahmadzai and Mr. Burkinshaw the following changes to the Company's directors and officers have occurred:

a.

As of June 17th, 2011, Mr. Burkinshaw resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

b.

As of June 17th, 2011, Mr. Ahmadzai was appointed as the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

b)

On July 6, 2011, the Company effected a forward stock split on the basis of 20 new shares of Common Stock for each 1 share of Common Stock outstanding as of July 20, 2011.

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

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under FASB Accounting Standards Codification (ASC) 915, Development Stage Entities.  . As of May 31, 2011 we have no revenues, have minimal assets and have incurred losses since inception.

The Company intends to build a product that will be well suited to a more environmentally conscious market looking for affordable quality housing and storage that can be put together easily and quickly. Initially the target market will be the resort and cabin markets of Europe and North America.

RESULTS OF OPERATIONS

Working Capital

	M
	May 31,	August 31,
	2011 $	2010 $
Current Assets	437	6,972
Current Liabilities	27,726	17,622
Working Capital (Deficit)	(27,722)	(10,650)

Cash Flows

	May 31, 2011 $	August 30, 2010 $

Cash Flows from (used in) Operating Activities	(20,395)	(22,335)
Cash Flows from (used in) Financing Activities	13,427	4,000
Net Increase (decrease) in Cash During Period	(6,968)	1,402

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended May 31, 2011 were $(86) compared with $4,230 for the three months ended May 31, 2010. The decrease is due to the fact that the Company did not have any cash to incur any operating activity.  Operating expenses for the nine months ended May 31, 2011 was $16,639 compared with $22,335 for the nine months ended May 31, 2010.  The decrease in operating expenses was due to the fact that the Company ran out of cash in the current period and was unable to incur any out-of-pocket expenses or operating activity.

During the nine months ended May 31, 2011, the Company recorded a net loss of $16,639 compared with $22,335 for the nine months ended May 31, 2010.

Liquidity and Capital Resources

As at May 31, 2011, the Company’s cash and total assets was $437 compared to cash and total assets of $6,972 as at August 31, 2010. The decrease in cash and total assets was due to the fact that the Company incurred operating expenditures during the year but did not raise any new financing outside of amounts from related parties.

As at May 31, 2011, the Company had total liabilities of $27,726 compared with total liabilities of $17,622 as at August 31, 2010. The increase in total liabilities of $10,104 is attributed to increases in accounts payable and accrued liabilities due to the lack of sufficient cash flow for the Company to repay outstanding obligations to creditors and related parties.

Cashflow from Operating Activities

During the nine months ended May 31, 2011, the Company used $20,395 of cash for operating activities compared to the use of $22,335of cash for operating activities during the nine months ended May 31, 2010.  The decrease in cash used for operating activities is due to the fact that operating activity was lower in the current year as compared to prior year due to the fact that the Company lacked sufficient cash flow to incur more operating activity.

Cashflow from Financing Activities

During the nine months ended May 31, 2011, the Company received proceeds of $13,427 from financing activities compared to $4,000 of financing from related parties during the nine months ended May 31, 2010.  Financing from related parties are received when the Company requires the cash to repay obligations or for significant contracts and transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).

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

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as May 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-months ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2010, we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to which we registered 60,000,000 shares of our restricted common stock to be issued to certain shareholders and 47,500,000 shares were registered for resale.

On June 27, 2011, Omar John Ahmadzai (“Mr. Ahmadzai”) acquired control of three million (3,000,000) pre-split shares of the Company’s issued and outstanding common stock, representing approximately 58.81% of the Company’s total issued and outstanding common stock, from Gary Burkinshaw (“Mr. Burkinshaw”), in accordance with stock purchase agreements between Mr. Ahmadzai and Mr. Burkinshaw, (the “Stock Purchase Agreements”).  Pursuant to the Stock Purchase Agreements, Mr. Ahmadzai paid a purchase price of ten thousand dollars ($10,000) to Mr. Burkinshaw in exchange for the shares.

On July 6, 2011, the Company effected a forward stock split on the basis of 20 new shares of Common Stock for each 1 share of Common Stock outstanding as of July 20, 2011.  All references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this forward stock split have been adjusted to reflect the forward stock split on a retroactive basis unless otherwise noted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. [REMOVED AND RESERVED]

No report required.

ITEM 5. OTHER INFORMATION

No report required.

 ITEM 6. EXHIBITS

Exhibits:

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

SHAWCORE DEVELOPMENT CORP.

Dated: July 20, 2011

By: /s/ Omar John Ahmadzai

 ________________________________

Omar John Ahmadzai, President and

Chief Executive Officer

Dated: July 20, 2011

 By: /s/ Omar John Ahmadzai

_________________________________

Omar John Ahmadzai, Chief Financial Officer