Form 10-K
period 2011-08-31
WHITE SMILE GLOBAL, INC.
filed 2011-12-14
CIK 1472862

ANNUAL REPORT FOR THE YEAR ENDED 8-31-10

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended August 31, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from N/A to N/A

Commission File No. 333-162461

WHITE SMILE GLOBAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	42-1766696
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

927 Lincoln Rd., Suite 200

Miami, Fl 33139-2618

(Address of Principal Executive Offices)

Registrant's Telephone Number, including area code: 888-976-4531

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [ ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $0.00

The Company’s commons stock was not trading as of the end of the most recently completed second quarter.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 125,500,000 issued and outstanding as of November 29, 2011.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

Contents

PART I

4

ITEM 1. BUSINESS

4

ITEM 1B. UNRESOLVED STAFF COMMENTS

7

ITEM 2, PROPERTIES

7

ITEM 3. LEGAL PROCEEDINGS

7

ITEM 4. (REMOVED AND RESERVED)

8

PART II

8

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  8

ITEM 6. SELECTED FINANCIAL DATA

8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION  8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

11

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  11

ITEM 9A. CONTROLS AND PROCEDURES

11

ITEM 9B. OTHER INFORMATION

13

PART III

14

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

14

ITEM 11. EXECUTIVE COMPENSATION

17

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  18

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  19

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

19

PART IV

20

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

20

SIGNATURES

22

PART I

ITEM 1. BUSINESS

White Smile Global, Inc. incorporated in the State of Nevada on September 25, 2008, as Shawcore Development, Inc.  On July 20, 2011, the Company changed its name to White Smile Global, Inc.

Business Description

White Smile Global, Inc. specializes in oral health and teeth whitening products. The Company’s core focus is on the OTC teeth whitening and "tooth paste" industry. The White Smile brand of products includes patent-pending intellectual property centered around the inventions of bio-chemist and cosmetic dentist, Dr. Martin S. Giniger DMD, PhD, MsD, FICD.

White Smile Global was created with the intent of offering the most effective, cutting edge technologies to the cosmetic dental industry, both domestically and abroad. Our Mission is to create new products that promote oral health through the use of “All-Natural” ingredients in all products.

The Company owns and operates the White Smile(TM) brand, which includes multiple patent-pending formulations that at present are being clinically tested, packaged and prepared for consumer retail availability.  The Company is working to have these new product lines ready to be released to the general public through retail product placement and online sales during the first quarter of 2012.  All White Smile(TM) Products will be formulated, designed, and manufactured in America, and distributed worldwide through global partnerships.

Products

These White Smile(TM) products will be introduced in several key categories. These categories include but are not limited to:

White Smile Naturals(TM) - "All Natural" fruit tooth paste and foam including natural ingredients and natural sweeteners that do not promote tooth decay.

White Smile Premier(TM) At-Home LED teeth whitening system - a "professional grade" OTC strength handheld teeth whitening system which consists of a handheld LED teeth whitening light paired with a two part pen system and the White Smile(TM) Tooth Gloss.  Clinical study on this product is nearing completion. Preliminary product packaging design has been recently completed and will be finalized upon receiving the final results of the clinical study, at which time White Smile Global will make the results of the study public before the product becomes available for purchase to consumers.

White Smile Organics(TM) - This product line will include certified organic ingredients with naturally occurring enzymes and flavors.

White Smile Complete(TM) dual oral health foam, featuring "Oxygen-Infused Technology" invented by Dr. Giniger, and acquired by the Company. This product consists of two part complete foam that includes a cleaning and whitening effervescence foam, and was created to replace tooth "pastes" and "gels" for daily oral care use. The clinical study of this product is entering the final stage and results will be available to the public and the dental community once completed.

White Smile Professional(TM) Teeth Whitening System - A professional "in-office" teeth whitening system sold to dentists.

Also created is the packaging for the "EU-Friendly" non-peroxide version of the Smile Premier(TM) "At-Home" professional grade LED teeth whitening system which will make this product the first "At-Home" LED teeth whitening system available to consumers in the European Union market due to technology of the patent-pending micro-encapsulated teeth whitening gel created by Dr. Giniger.

White Smile Global will be introducing additional distributors in multiple countries in Asia, Europe, Africa, and South Africa in the first quarter of 2012.

Competition

The markets for the Company’s products are highly competitive.  The Company believes that the principal competitive factors in all of its markets are product features, reliability, name recognition, established distribution network, customer service and, to a lesser extent, price.  The relative speed with which the Company can develop, complete testing, obtain regulatory approval and sell commercial quantities of new products is also an important competitive factor.  Some of the Company’s competitors have greater financial, research, manufacturing, and marketing resources than the Company.  The Company’s competitors include: Procter and Gamble Co., Colgate-Palmolive Co., Toms of Maine, and Burts Bees.

The Company competes with manufacturers of both branded and private-label dental products.

FDA Regulation

At present, White Smile Global does not manufacture any product that is governed by the U.S. Food and Drug Administration (“FDA”).  All teeth whitening products containing hydrogen peroxide are classified by the FDA as “cosmetic” and do not require approval.  None of our oral health products contain sodium fluoride.  Also, our White Smile Premier(TM) LED System is exempt pursuant to section 510k of the Federal Food, Drug, and Cosmetic Act (“Act”).

To the extent the products are marketed abroad, they are also subject to government regulation in the various foreign countries in which the products are produced or sold.  Some of these regulatory requirements and penalties for non-compliance are more stringent than those applicable in the United States.  They also vary from country to country.

Medical Device Regulation.  Pursuant to the Act, and the FDA’s implementing regulations, FDA regulates the development, manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, as well as their testing, labeling, packaging, marketing, distribution, recordkeeping and reporting.  In general, if a dental device is subject to FDA regulation, compliance with the FDA requirements constitutes compliance with corresponding state regulations though some states may have additional licensure and other requirements and may conduct inspections of facilities on behalf of or in addition to inspections by the FDA.  Medical devices are classified for FDA regulatory purposes as Class I, Class II or Class III, depending on the degree of control necessary to provide a reasonable assurance of safety and effectiveness for the labeled use.  Class I devices are subject to "general controls," such as labeling, good manufacturing practices (GMP), and a prohibition against adulteration and misbranding.  Class II devices are subject to general and "special controls," including premarket notification (510(k)), and other general and device-specific requirements.

EMPLOYEES

We are a development stage company and currently have no employees, other than our officer and directors, and our advisory board.  We intend to hire additional employees on an as needed basis.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

The Company owns the following trademarks:

•

White Smile Pro™

•

White Smile Dental Spa™

•

Dual Oxygen-Infused Oral Foam™

•

White Smile Premier™

•

White Smile Tooth Gloss™

•

White Smile Premier Non-Peroxide Teeth Whitening Gel™

•

White Smile Complete™

•

White Smile Organics™

•

White Smile Naturals™

The Company owns the following registered trademarks:

•

White Smile®

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2, PROPERTIES

For the period ending August 31, 2011, our executive offices were located at 601 N. Congress Ave., Suite 303, DelRay, Florida 33445.

As of October 6th 2011, the company began leasing 2,500 square feet of office space located at 927 Lincoln Road Suite 200 Miami Beach, Florida 33139.  The lease term is on a month-to-month basis and has a fixed rent of $5,500.00 per month. Our telephone number at that facility is 1-888-976-4531. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not presently own any real property.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted on the Over the Counter Bulletin Board under the symbol WSML, however, there has only been an active trading market in our stock since October 12, 2011.  Since that time, the highest bid has been $1.54, and the lowest has been $0.43.

HOLDERS

We have approximately 10 record holders of our common stock as of August 31, 2011.

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

RESULTS OF OPERATIONS

Working Capital

	August 31,	August 31,
	2011 $	2010 $
Current Assets	1,265	6,972
Current Liabilities	38,496	17,622
Working Capital (Deficit)	(37,231)	(10,650)

Cash Flows

	For the year ended August 31, 2011 $	For the year ended August 31, 2010 $

Cash Flows used in Operating Activities	(26,884)	(26,765)
Cash Flows from Financing Activities	21,177	14,000
Net decrease in Cash During Period	(5,707)	(12,765)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses and net loss for the year ended August 31, 2011 were $26,581 compared with $30,088 for the year ended August 31, 2010. The decrease is due to the fact that the Company had limited amounts of cash and had lower overall operating activity.

Liquidity and Capital Resources

As at August 31, 2011, the Company’s cash and total assets was $1,265 compared to cash and total assets of $6,972 as at August 31, 2010. The decrease in cash and total assets was due to the fact that the Company incurred operating expenditures during the year and had raised limited amounts of cash.

As at August 31, 2011, the Company had total liabilities of $38,496 compared with total liabilities of $17,622 as at August 31, 2010. The increase in total liabilities were attributed to an increase of $21,177 in amounts due to related parties due to additional funds raised by related parties to settle expenditures incurred during the year.

Cashflow from Operating Activities

During the year ended August 31, 2011, the Company incurred $26,884 of cash flows for operating activities compared with $26,765 of cash flows for operating activities during the year ended August 31, 2010. The decrease in overall cash used for operating activities was attributed to the fact that the Company had limited cash flows for operating activity during the year.

Cashflow from Investing Activities

During the years ended August 31, 2011 and 2010, the Company did not have any investing activities.

Cashflow from Financing Activities

During the year ended August 31, 2011, the Company received $21,177 of cash flows from financing activities compared with $14,000 of cash flows during the year ended August 31, 2010.  The increase in cash flows from financing activities was attributed to proceeds received from related parties for financing of operating costs for the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended August 31, 2011, or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of August 31, 2011.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of August 31, 2011, our internal control over financial reporting are effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended August 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On July 20, 2011, the Company filed Amended and Restated Articles of Incorporation to amend, among other thing, the name of the company.  The name was changed, effective July 20, 2011, to White Smile Global, Inc. The Amended and Restated Articles were approved by the Board of Directors and a majority of shareholders on or about July 6, 2011.  A copy of the amended and restated Articles of Incorporation are included as an exhibit to his Annual Report on Form 10K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our directors, executive officers and key employees.

Name	Age	Position
Omar John Ahmadzai		CEO, President, CFO, Treasurer, Secretary, Director
Dr. Martin S. Giniger		Director, CSO
Matthew E. Silpe		Director

Following is a brief description of each officer and director’s prior business experience:

Omar John Ahmadzai

Mr. Ahmadzai is highly experienced in the areas of sales and marketing.  From 1998 to 2000, Mr. Ahmadzai was the Vice President of Sales Driven Inc., which at the time was a startup information solutions provider for litigation support for law firms.  As Vice President, Mr. Ahmadzai oversaw the sales force and client accounts.  From 2000 to 2003, Mr. Ahmadzai was the Vice President and Sales Manager for Home Solutions Inc., a residential remodeling firm, which has locations throughout the east coast.  During his time at Home Solutions, he was the number one sales consultant for the company on the east coast. From 2002 to 2005, Mr. Ahmadzai started Exteriors Unlimited LLC, a home building and remodeling firm, where he served as President.  As President, he managed and oversaw all aspects of the firm. From 2005 to 2006, Mr. Ahmadzai was the Vice President of Sales of Traco Windows, Inc. Mr. Ahmadzai was chosen for this position due to his highly decorated accomplishments in the remodeling industry.  As Vice President, he managed all sales throughout the nation, designed and implemented new sales programs, and directly oversaw regional sales managers.  From 2005 to 2007, Mr. Ahmadzai was the Vice President of Empero Intenational, an international manufacturer of various products ranging from beverage and clothing lines to electronic devices and other retail products.  As Vice President, he was responsible for international sales management and distribution, and he worked directly on new product development, branding product lines, marketing strategies, and coordinating global distribution.  From 2006 to 2009, Mr. Ahmadzai worked as a consultant, developing and presenting marketing strategies and training programs for some of his previous employers, and for Tom Hopkins, and Zig Ziglar Seminars.  Most recently, from 2008 to present, Mr. Ahmadzai has been the founder and President of White Smile Global Inc.  As President, he has designed, created and marketed the company and its products.

Dr. Martin S. Giniger DMD, PhD, MsD, FICD

Dr. Martin Giniger has dedicated his professional and scientific career to oral health care product development and clinical testing of toothpaste, mouthwash, toothbrushes, vital tooth bleaching preparations and a myriad of additional personal care products.

Subsequent to founding Power Swabs and Novoral, he has worked in many capacities in both academia and private industry. Prior to joining White Smile Global, Dr. Giniger’s education and training includes specialty certificates in Oral Medicine, Oral Pathology and a Ph.D. in Biochemistry (during which he discovered a new way in which melanoma cells spread using the basement membrane glycoprotein, Laminin, as a signaling molecule) from the University of Connecticut.  There he was also the recipient of an NIH Physician-Scientist Award, other scientific grants and was also the recipient of the Loeser Award from the Academy of Oral Medicine for excellence in that sub-specialty of dentistry. Additionally, he received his DMD degree from Fairleigh Dickinson College of Dental Medicine and was given the Basic Sciences Award at graduation.

His academic positions have included Assistant Professor of Physiology at the Louisiana State University School of Medicine, Assistant Professor of Oral Medicine at the Louisiana State University School of Dental Medicine, Director of the Medical Blood Chemistry Laboratory at Louisiana State University School of Dental Medicine, Clinical Scholar at the University of Connecticut, Director of the Division of Diagnostic Sciences at the University of Medicine and Dentistry of New Jersey and Director of the Department of Community Services at UMDNJ (New Jersey Dental School).

Dr. Giniger has 18 years of experience working for oral care companies and 25 years working as a dentist. Dr. Giniger is an expert on the subject of OTC dental product formulations.  He has a special interest in “liquid” and "effervescent foaming" oral care products and has published several manuscripts relating to this topic. He has worked full time for many consumer marketing, oral care and dental product companies. Of note, he served the Colgate-Palmolive Company, the world’s largest consumer oral care company, as Director of Professional and Academic Marketing and later as Head of Clinical Research. He has also worked full-time for Dexcel Pharma (VP of Clinical research) and Smile Paradigm Inc (Founder and CEO - mostly working on Discus Dental projects (Zoom!™). He has also consulted on a part-time basis for oral care companies including: Colgate-Palmolive, Procter & Gamble, Church & Dwight, BriteSmile, Discus Dental and many others. Over the years Dr. Giniger has helped to develop many new oral care and dental products for commercial sale.  The top grossing products worldwide which he played a role in are: Colgate Total Toothpaste, Colgate Platinum Tooth Whitening System, Colgate Simply White, Colgate Liquid Total Toothpaste, Discus Dental Nite White with ACP, Discus Dental Zoom 2, Breath RX, and Dexcel Pharma Periochip R.

Matthew E. Silpe

Matthew Silpe is the COO of June Jacobs Labs, a personal care contract manufacturer based in Moonachie, NJ, where he is involved in managing all aspects of sales and operations at the company.  Since joining JJ Labs as COO in late 2005, Mr. Silpe was responsible for transforming an underperforming asset into a profitable and rapidly growing operation, now more than 100 employees strong.

Mr. Silpe’s experience in finance and real estate span more than 20 years.  Prior to forming Millennium Capital Group, with a focus on early-stage capital raising and private placements, he was a senior business development officer with Talmage Capital, responsible for origination of investment banking opportunities involving various corporate finance activities, including capital raising, advisory and mergers and acquisitions.  Previously, Matthew led the Private Equity Group at a US subsidiary of an investment group based in London, and held senior associate positions in real estate at Morgan Stanley Capital Markets and at GE Capital.  He is currently the President of his Manhattan based Coop Association, and serves on the Board of several private companies and charitable organizations.

Mr. Silpe attended the University of Pennsylvania where he received a BA in Economics, and is a graduate of the NYU Stern School of Business where he received an MBA in Finance and International Business.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the fiscal year ended August 31, 2011, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our Chief Science Officer whose total compensation was zero.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Omar John Ahmadzai, CEO, Pres., CFO,(1)	2011	0	0	0	0	0	0	0	0
Martin S. Giniger, CSO(2)	2011	0	0	0	0	0	0	0	0
Gary Burkinshaw, former Pres., CEO, CFO(3)	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)

Has served since June 17, 2011

(2)

Has served since October 13, 2011

(3)

Resigned June 17, 2011

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of August 31, 2011, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose.  We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.  Unless otherwise stated, the address of each person is the same as the corporate address.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class(1)
Common	Omar John Ahmadzai	60,000,000	47.8%
	Officers and directors as a group (1)	60,000,000	47.8%
Common	Martin S. Giniger 101 Briny Ave. #2206 Pompany Beach, FL 33062 (2)	18,000,000	14.4%

(1)

Based on 125,500,000 issued and outstanding shares of common stock as of November 22, 2011.

(2)

Received shares after 8/31/2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 27, 2011, Omar John Ahmadzai (“Mr. Ahmadzai”) acquired control of three million (3,000,000) shares of the Company’s issued and outstanding common stock, representing approximately 58.81% of the Company’s total issued and outstanding common stock on that date, from Gary Burkinshaw (“Mr. Burkinshaw”), in accordance with stock purchase agreements between Mr. Ahmadzai and Mr. Burkinshaw, (the “Stock Purchase Agreements”).  Pursuant to the Stock Purchase Agreements, Mr. Ahmadzai paid a purchase price of ten thousand dollars ($10,000) to Mr. Burkinshaw in exchange for the shares.

As part of the acquisition the following changes to the Company's directors and officers have occurred:

•

As of June 17th, 2011, Mr. Burkinshaw resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

•

As of June 17th, 2011, Mr. Ahmadzai was appointed as the sole member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by De Joya Griffith & Company, LLC in 2011 and Fees related to services performed by De Joya Griffith & Company, LLC in 2010 were as follows:

	2011	2010
	De Joya Griffith &	De Joya Griffith &
	Company, LLC	Company, LLC

Audit Fees	4,000	$6,850
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	6,250	0
Total	10,250	$6,850

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2011 fiscal year.  The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 114 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2011 fiscal year for filing with the SEC.

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

The Board pre-approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

3.1	Articles of Incorporation (1)

3.2	Amended and Restated Articles of Incorporation (2)

3.2	By-laws (1)

23.1	Consent of auditors.(2)

31.1	Rule 13a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

32.1	Section 1350 Certification of the Chief Executive and Chief Financial Officer (2)

101	XBRL Exhibits(3)

----------

(1)  Incorporated by reference to the Form. S-1 filed with the Securities and Exchange Commission on October 14, 2009.

(2)  Filed herein.

(3) *  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Financial Statements

For the Years Ended August 31, 2011 and 2010

Balance Sheets

F-3

Statements of Operations

F-4

Statements of Stockholders’ Equity (Deficit)

F-5

Statements of Cash Flows

F-6

Notes to the Financial Statements

F-7

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

White Smile Global, Inc.

We have audited the accompanying balance sheets of White Smile Global, Inc. (A Development Stage Company) as of August 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (September 25, 2008) to August 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Smile Global, Inc. (A Development Stage Company) as of August 31, 2011 and the results of its operations and its cash flows for the years then ended and from inception (September 25, 2008) to August 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

December 13, 2011

WHITE SMILE GLOBAL, INC.

(FKA Shawcore Development Corp.)

(A Development Stage Company)

Balance Sheets

(AUDITED)

	August 31, 2011 $	August 31, 2010 $

ASSETS

Cash	1,265	6,972

Total assets	1,265	6,972

LIABILITIES

Current Liabilities

Accounts payable	3,020	3,323
Due to related party	35,476	14,299

Total liabilities	38,496	17,622

STOCKHOLDERS’ DEFICIT

Common stock
Authorized: 550,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 107,500,000 common shares	107,500	107,500

Accumulated deficit during the development stage	(144,731)	(118,150)

Total stockholders’ deficit	(37,231)	(10,650)

Total liabilities and stockholders’ deficit	1,265	6,972

(The accompanying notes are an integral part of these financial statements.)

WHITE SMILE GLOBAL, INC.

(FKA Shawcore Development Corp.)

(A Development Stage Company)

Statements of Operations

(AUDITED)

	For the Year Ended August 31, 2011 $	For the Year Ended August 31, 2010 $	Since inception (September 25, 2008) to August 31, 2011 $

Revenues	–	–	–

Operating Expenses

General and administrative	26,581	30,088	58,731

Total expenses	26,581	30,088	58,731

Net loss	(26,581)	(30,088)	(58,731)
Net loss per share – Basic	–	-
Weighted average shares outstanding – Basic	107,500,000	107,500,000

(The accompanying notes are an integral part of these financial statements.)

WHITE SMILE GLOBAL, INC.

(FKA Shawcore Development Corp.)

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

(AUDITED)

			Deficit
			Accumulated
			During the
	Common Stock		Development
	Shares	Amount	Stage	Total
	#	$	$	$

Balance – September 25, 2008 (Date of Inception)	–	–	–	–

Common shares issued for cash at $0.00005 per share	90,000,000	90,000	(85,500)	4,500

Common shares issued for cash at $0.0005 per share	12,000,000	12,000	(6,000)	6,000

Common shares issued for cash at $0.002 per share	5,500,000	5,500	5,500	11,000

Net loss for the period	–	–	(2,062)	(2,062)
Balance – August 31, 2009	107,500,000	107,500	(88,062)	19,438

Net loss for the year	–	–	(30,088)	(30,088)

Balance – August 31, 2010	107,500,000	107,500	(118,150)	(10,650)

Net loss for the year	–	–	(26,581)	(26,581)

Balance – August 31, 2011	107,500,000	107,500	(144,731)	(37,231)

(The accompanying notes are an integral part of these financial statements.)

WHITE SMILE GLOBAL, INC.

(FKA Shawcore Development Corp.)

(A Development Stage Company)

Statements of cash flow

(AUDITED)

	For the Year Ended August 31, 2011 $	For the Year Ended August 31, 2010 $	Since inception (September 25, 2008) to August 31, 2011 $

Operating Activities

Net loss for the period	(26,581)	(30,088)	(58,731)

Changes in operating assets and liabilities:

Accounts payable	(303)	3,323	3,020

Net cash used in operating activities	(26,884)	(26,765)	(55,711)

Financing Activities

Proceeds from issuance of common shares	–	–	21,500
Advance from a related party	21,177	14,000	35,476

Net cash provided by financing activities	21,177	14,000	58,976

Increase (Decrease) in Cash	(5,707)	(12,765)	1,265

Cash – Beginning of period	6,972	19,737	–

Cash – End of period	1,265	6,972	1,265

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

WHITE SMILE GLOBAL, INC.

(FKA Shawcore Development Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Audited)

1.

Nature of Operations and Continuance of Business

White Smile Global, Inc. (formerly Shawcore Development Corp.) ("the Company") was incorporated under the laws of the State of Nevada, U.S. on September 25, 2008. The Company is in the  development stage as defined under Financial Accounting Standards Board Accounting Standards Codification (FASB ASC 915-205) "Development-Stage  Entities" and it was formerly set up to design and construct  eco-friendly self assembly housing and storage structures. The  Company  intended  to build a product that would be suited to a more environmentally conscious market looking for affordable quality housing and storage that can be put together easily and quickly.  On October 7, 2011, the Company acquired certain patents and intellectual property relating to dental health and care, and changed its operating name to White Smile Global, Inc.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2011, the Company has a working capital deficit of $37,231 and an accumulated deficit of $144,731. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

WHITE SMILE GLOBAL, INC.

(FKA Shawcore Development Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Audited)

2.

Summary of Significant Accenting Policies (continued)

d)

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

e)    Financial Instruments

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

The Company’s financial instruments consist principally of cash, and accounts payable, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

WHITE SMILE GLOBAL, INC.

(FKA Shawcore Development Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Audited)

2.

Summary of Significant Accenting Policies (continued)

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2011 and August 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)

Revenue Recognition

The Company recognizes revenue from oral care products. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured. The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

h)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Related Party Transactions

As at August 31, 2011, the Company owed $35,476 (2010 - $14,299) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owed are unsecured, non-interest bearing, and due on demand.

4.

Common Shares

The authorized capital of the Company is 550,000,000 common shares with a par value of $0.001 per share.

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

e)

On June 27, 2011, Omar John Ahmadzai (“Mr. Ahmadzai”) acquired control of three million (3,000,000) pre-split shares of the Company’s issued and outstanding common stock from Gary Burkinshaw (“Mr. Burkinshaw:”) in accordance with Stock Purchase Agreements between Mr. Ahmadzai and Mr. Burkinshaw. Pursuant to the Stock Purchase Agreements, Mr. Ahmadzai paid a purchase price of ten thousand ($10,000) to Mr. Burkinshaw in exchange for the shares.

f)

On July 6, 2011, the Company effected a forward stock split on the basis of 20 new shares of common stock for each 1 share of common stock outstanding as of July 20, 2011. All reference in these financial statements and notes to financial statements to number of shares, price per shares and weighted average number of shares outstanding of common stock prior to this forward split have been adjusted to reflect the forward stock split on a retroactive basis unless otherwise noted.

WHITE SMILE GLOBAL, INC.

(FKA Shawcore Development Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Audited)

5.

Income Taxes

The Company has $58,731 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2029.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 35% to net loss before income taxes for the years ended August 31, 2011 and 2010 as a result of the following:

	2011 $	2010 $

Net loss before taxes	58,731	32,150
Statutory rate	35%	35%

Expected tax recovery	20,556	11,253
Change in valuation allowance	(20,556)	(11,253)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at August 31, 2011 and 2010, after applying enacted corporate income tax rates, are as follows:

	2011 $	2010 $

Net operating losses carried forward	20,556	11,253
Valuation allowance	(20,556)	(11,253)

Net deferred tax asset	–	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. As at August 31, 2011, the Company has no uncertain tax positions.

6.

Subsequent Events

a)

On October 7, 2011, the Company entered into an asset purchase agreement to acquire patents and intellectual property relating to dental care from a non-related party in exchange for 18,000,000 restricted common shares of the Company and $100,000 due within 30 days of the closing date of the agreement. The Company changed its operating name from Shawcore Development Corp. to White Smile Global, Inc.

WHITE SMILE GLOBAL, INC.

(FKA Shawcore Development Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Audited)

b)

On October 13, 2011, the Company entered into an exclusive employment agreement with Dr. Martin Giniger as Chief Science Officer. The agreement is for a term of four years beginning October 13, 2011 and ending October 13, 2015 and may be extended for an additional five (5) year term upon written mutual agreement between the parties. Dr. Giniger will be paid $180,000 per annum. His base salary will be increased to $250,000 when the Company generates in excess of $10,000,000 in annualized gross revenue using a calendar year calculated  from first date of Employment, or has established a minimum of one (1) White Smile Dental SpaTM (Corporate and/or franchised locations). This new base salary will be further increased to $500,000 when the Company generates in excess of $15,000,000 in annualized gross revenue using a calendar year calculated from the day of Employment, and has established a minimum of ten (10) White Smile Dental SpasTM (Corporate and/or franchised locations).

Further, Dr. Giniger is entitled to receive an annual bonus no less than Two Percent (2%) of Adjusted Gross Sales. In addition, Dr. Giniger will be entitled to two weeks paid vacation a year and will be reimbursed for business related expenses he incurs.  In the event the Company establishes a medical and dental plan, Dr. Giniger will be entitled to participate therein. A complete copy of the employment agreement is filed with this report.

c)

Dr. Giniger was appointed a member of the Board of Directors and Chief Science Officer of the Company on October 13, 2011.

d)

On October 21, 2011, the Company appointed Matthew E. Silpe as a member of the Board of Directors.

e)   On November 10, 2011, White Smile Global, Inc. (“the Company”), entered into a Distribution Agreement (the “Agreement”) with Institut de Saint Paul (Institut) (“distributor”).  Under the terms of the Agreement, Distributor shall serve as the Company’s exclusive distributor for the White SmileTM products in the country of France.  The Agreement expires one year from the effective date, with the option to extend for an additional one year period at the end of any agreement period, and is terminable sooner by either party following breach of the Agreement or written notice, as described in the Agreement.  Products subject to the Agreement include White Smile “OTC” retail products, Solar Smile “refill” pen, and all marketing and sales material.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 14th day of December 2011.

By:

/s/ Omar John Ahmadzai

Omar John Ahmadzai, CEO, President, CFO

Treasurer, Secretary

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signatures	Title	Date
/s/ Omar John Ahmadzai	President, CEO, CFO, Sec., Treas., Director	December 14, 2011
Omar John Ahmadzai

/s/ Dr. Martin S. Giniger	Director, CSO	December 14, 2011
Dr. Martin S. Giniger

/s/ Matthew E. Silpe	Director	December 14, 2011
Matthew E. Silpe