Form 10-Q
period 2011-11-30
WHITE SMILE GLOBAL, INC.
filed 2012-01-23
CIK 1472862

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333 - 162461

WHITE SMILE GLOBAL, INC. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)

927 Lincoln Rd. Suite 200 Miami, FL 33139-2618 (Address of principal executive offices)

601 North Congress Ave., Suite 303 Delray Beach, Florida 33445
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 30, 2011
Common Stock, $0.001	251,000,000

SHAWCORE DEVELOPMENT CORPSHAWCORE DEVELOPMENT CORP.

Form 10-Q

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

PART I

ITEM 1. FINANCIAL STATEMENTS

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Financial Statements

For the Years Ended November 30, 2011

(unaudited)

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity (Deficit)

Statements of Cash Flows

6

Notes to the Financial Statements

7

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Balance Sheets

	November 30, 2011 $	August 31, 2011 $
	(Unaudited)	(Audited)

ASSETS

Cash	10,281	1,265
Other current assets	10,500	-

Total Current Assets	20,781	1,265

Equipment (net of accumulated amortization)	4,039	–
Intangible assets	136,000	–

Total Assets	160,820	1,265

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	133,195	3,020
Loan payable	100,000	–
Due to related party	105,109	35,476

Total Liabilities	338,304	38,496

STOCKHOLDERS’ EQUITY(DEFICIT)

Common stock
Authorized: 550,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 251,000,000 and 215,000,000 common shares	251,000	215,000

Additional paid-in capital	-	-

Accumulated deficit during the development stage	(428,484)	(252,231)

Total Stockholders’ Equity(Deficit)	(177,484)	(37,231)

Total Liabilities and Stockholders’ Equity(Deficit)	160,820	1,265

(The accompanying notes are an integral part of these financial statements)

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended November 30, 2011 $	For the Three Months Ended November 30, 2010 $	Accumulated from Inception (September 25, 2008) to November 30, 2011 $

Revenues	–	–	–

Operating Expenses

General and administrative	176,253	6,486	234,984

Total Expenses	176,253	6,486	234,984

Net Loss	(176,253)	(6,486)	(234,984)
Net Loss per Share – Basic	–	–
Weighted Average Shares Outstanding – Basic	223,703,297	215,000,000

(The accompanying notes are an integral part of these financial statements)

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Statements of Cashflow

(Unaudited)

	For the Three Months Ended November 30, 2011 $	For the Three Months Ended November 30, 2010 $	Accumulated from September 25, 2008 (Date of Inception) to November 30, 2011 $

Operating Activities

Net loss for the period	(176,253)	(6,486)	(234,984)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	149	–	149

Changes in operating assets and liabilities:

Other current assets	(10,500)		(10,500)

Accounts payable	30,175	(3,323)	33,195

Net Cash Used In Operating Activities	(156,429)	(9,809)	(212,140)

Investing Activities

Purchase of equipment	(4,188)	–	(4,188)

Net Cash Used in Investing Activities	(4,188)	–	(4,188)

Financing Activities

Proceeds from issuance of common shares	–	–	21,500
Loan Payable	100,000		100,000
Due to related party	69,633	3,800	105,109

Net Cash Provided By Financing Activities	169,633	3,800	226,609

Increase (Decrease) in Cash	9,016	(6,009)	10,281

Cash – Beginning of Period	1,265	6,972	–

Cash – End of Period	10,281	963	10,281

Non-cash Investing and Financing Activities

Total liabilities and shares issued for acquisition of intangible assets	136,000	–	136,000

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

1.

Nature of Operations and Continuance of Business

White Smile Global, Inc. (formerly Shawcore Development Corp.) ("the Company") was incorporated under the laws of the State of Nevada, U.S. on September 25, 2008. The Company is in the  development stage as defined under Financial Accounting Standards Board Accounting Standards Codification (FASB ASC 915-205) "Development-Stage  Entities" and it intends to focus on the OTC teeth whitening and “tooth paste” industry.  The White Smile brand of products includes patent-pending intellectual property centered around the inventions of Dr. Martin S. Giniger, DMD, PhD, MsD, FICD.     On October 7, 2011, the Company acquired certain patents and intellectual property relating to dental health and care, and changed its operating name to White Smile Global, Inc.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2011, the Company had an accumulated deficit of $428,484. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Equipment

Equipment is comprised of computer and office equipment and is recorded at cost. The Company amortizes the cost of the equipment on a straight-line basis over their estimated useful lives of three years.

e) Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

f)

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

g)    Financial Instruments

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

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

g)    Financial Instruments (continued)

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

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2011 and August 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)

Revenue Recognition

The Company recognizes revenue from oral care products. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured. The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

j)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3.

Property and Equipment

	Cost $	Accumulated amortization $	November30, 2011 Net carrying value $ (unaudited)	August 31, 2011 Net carrying value $
Computer	3,749	137	3,612	–
Office equipment	439	12	427	–

Total property and equipment	4,188	149	4,039	–

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

4.

Intangible Assets

	November 30, 2011 $ (unaudited)	August 31, 2011 $

Intangible assets	136,000	–

On October 7, 2011, the Company entered into an asset purchase agreement with a newly appointed Director of the Company. Under the terms of the agreement the Company received five US patent applications and other intellectual property in exchange for the issuance of 18,000,000 common shares (Note 6) and payment of $100,000 cash payable within 30 days of the closing of the agreement.

5.

Loan Payable

As at November 30, 2011, the Company owed $100,000 (August 31, 2011 – $nil) for amounts loaned to the Company from a non-related party. The amounts owing are unsecured, with interest accruing at 8% per annum, and due on demand. As at November 30, 2011, accrued interest of $942 (August 31. 2011 - $nil) was recorded in accounts payable and accrued liabilities.

6.

Related Party Transactions

As at November 30, 2011, the Company owed $105,109 (August 30, 2011 - $35,476) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

7.

Common Shares

The authorized capital of the Company is 550,000,000 common shares with a par value of $0.001 per share.

a)

In February 2009, the Company issued 180,000,000 shares of common stock at a price of $0.000025 per share for total cash proceeds of $4,500.

b)

In February, April, May and June 2009, the Company issued 24,000,000 shares of common stock at a price of $0.000025 per share for total cash proceeds of $6,000.

c)

In June, July and August 2009, the Company issued 11,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $11,000.

d)

During the period from inception (September 25, 2008) to August 31, 2010, the Company sold a total of 215,000,000 shares of common stock for total cash proceeds of $21,500.

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

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

7.

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

g)

On October 7, 2011, the Company issued 36,000,000 shares with a fair value of $36,000 pursuant to the asset purchase agreement with a recently appointed Director, in exchange for five US patent applications as well as other intellectual property (Note 4).

h)

On December 16, 2011, the Company effected a forward stock split on the basis of 2 new shares of common stock for each 1 share of common stock outstanding as of January 6, 2012. All reference in these financial statements and notes to financial statements to number of shares, price per shares and weighted average number of shares outstanding of common stock prior to this forward split have been adjusted to reflect the forward stock split on a retroactive basis unless otherwise noted.

8. Commitments

On October 13, 2011, the Company entered into an employment agreement with a newly appointed Executive and Chief Science Officer (CSO) for a period of three years, expiring October 13, 2015. The agreement may be extended for an additional five years upon prior written mutual agreement between the Company and the Executive. As compensation for his services, the Executive will receive a base salary of $180,000 and will be increased to $250,000 when the Company generates in excess of $10,000,000 in annualized Gross Revenue and to $500,000 when the Company generates in excess of $500,000,000 in annualized Gross Revenue. The Executive shall be entitled to receive an annual bonus of no less than two percent of Adjusted Gross Sales and shall be entitled to participate in all stock option plans.

9. Subsequent Events

a)

  On December 15, 2011, the Company issued 1,000,000 pre split and 2,000,000 post split common shares with a fair value of $360,000 to a newly appointed Director in consideration for his services as a member of the Board of Directors.

b)

  On December 16, 2011, the Company entered into an employment agreement with the Company’s President and CEO. The term of the agreement is for five years and expires on December 15, 2016. Under the terms of the employment agreement the Company will pay an annual salary as follows: $175,000 for the first year beginning December 16, 2011, $225,000 for the second year and $250,000 for the duration of the Agreement, beginning on December 16, 2013. The President and CEO is also eligible to receive any bonuses available under any Board Incentive Plan, as authorized and outlined by the Company’s Board of Directors, with a minimum amount of $250,000 in cash bonuses. The agreement also authorized an annual bonus of no less than 2% of the Adjusted Gross Sales (as defined in the employment agreement). Finally, the employment agreement grants the President and CEO 2,000,000 shares of the Company’s preferred stock.

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

c)

  On December 27, 2011, the Company entered into an asset purchase agreement with a newly appointed Director who will received 10,000,000 pre split and 20,000,000 post split common shares in exchange for a 100% interest in certain assets owned by the director. Under the terms of the agreement, the President and CEO of the Company has agreed to cancel 10,000,000 shares held in his own name.

d)

  On December 16, 2011, the Company agreed to undergo a 2:1 forward split of the Company’s common shares upon approval from FINRA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

WHITE SMILE GLOBAL, INC. was incorporated under the laws of the State of Nevada on September 25, 2008, as Shawcore Development Corp.  The Company filed Restated and Amended Articles of Incorporation on July 20, 2011.  Our registration statement was filed with the Securities and Exchange Commission on September 1, 2010.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to WHITE SMILE GLOBAL, INC.

CURRENT BUSINESS OPERATIONS

White Smile Global specializes in oral health and teeth whitening products.  The Company’s core focus is on the OTC teeth whitening and “tooth paste” industry.  The White Smile brand of products includes patent-pending intellectual property centered around the inventions of bio-chemist and cosmetic dentist, Dr. Martin S. Giniger DMD, PhD, MsD, FICD.

White Smile Global was created with the intent of offering the most effective, cutting edge technologies to the cosmetic dental industry, both domestically and abroad.  Our mission is to create new products that promote oral health through the use of “All-Natural” ingredients in all products.

The Company owns and operates the White Smile ™ brand, which includes multiple patent-pending formulations that at present are being clinically tested, packaged and prepared for consumer retail availability.  The Company is working to have these new product lines ready to be released to the general public through retail product placement and online sales during the first quarter of 2012.  All White Smile ™ Products will be formulated, designed, and manufactured in America, and distributed worldwide through global partnerships.

Products

These White Smile ™ products will be introduced in several key categories.  These categories include but are not limited to:

White Smile Naturals ™ - “All Natural” fruit tooth paste and foam including natural ingredients and natural sweeteners that do not promote tooth decay.

White Smile Premier ™ At-Home LED teeth whitening system – a “professional grade” OTC strength handheld teeth whitening system which consists of a handheld LED teeth whitening light paired with a two part pen system and the White Smile ™ Tooth Gloss.  Clinical study on this product is nearing completion.  Preliminary product packaging design has been recently completed and will be finalized upon receiving the final results of the clinical study, at which time White Smile Global will make the results of the study public before the products becomes available for purchase to consumers.

White Smile Organics ™ - This product line will include certified organic ingredients with naturally occurring enzymes and flavors.

White Smile Complete ™ dual oral health foam, featuring “Oxygen-Infused Technology” invented by Dr. Giniger, and acquired by the Company.  This product consists of two part complete foam that includes a cleaning and whitening effervescence foam, and was created to replace tooth “pastes” and “gels” for daily oral care use.  The clinical study of this product is entering the final stage and results will be available to the public and the dental community once completed.

White Smile Professional ™ Teeth Whitening System – A professional “in-office” teeth whitening system sold to dentists.

Also created is the packaging for the “EU-Friendly” non-peroxide version of the Smile Premier ™ “At-Home” professional grade LED teeth whitening system which will make this product the first “At-Home” LED teeth whitening system available to consumers in the European Union market due to technology of the patent-pending micro-encapsulated teeth whitening gel created by Dr. Giniger.

White Smile Global will be introducing additional distributors in multiple countries in Asia, Europe, Africa, and South Africa in the first quarter of 2012.

RESULTS OF OPERATIONS

Working Capital

	M
	November 30,	August 31,
	2011 $	2011 $
Current Assets	20,781	1,265
Current Liabilities	338,304	38,496
Working Capital (Deficit)	(317,523)	(37,231)

Cash Flows

	For the three months ended November 30, 2011 $	For the three months ended November 30, 2010 $

Cash Flows from (used in) Operating Activities	(156,429)	(9,809)
Cash Flows from (used in) Investing Activities	(4,188)	-
Cash Flows from (used in) Financing Activities	169,633	3,800
Net Increase (decrease) in Cash During Period	9,016	(6,009)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses and net loss for the three months ended November 30, 2011 was $176,253 compared with $6,486 during the three months ended November 30, 2010. The increase in operating expenses and net loss were attributed to the fact the Company raised significant financing during the current period and had more overall operating activities compared to prior year.

Net loss per share as at November 30, 2011 and 2010 was $nil.

Liquidity and Capital Resources

As at November 30, 2011, the Company’s cash balance was $10,281 compared with $1,265 as at August 31, 2011.  The increase in cash was attributed to additional financing obtained from a related party for which some proceeds remained.  The total assets as at November 30, 2011 were $160,820 compared with $1,265 as at August 31, 2011.  The increase in total assets were attributed to the acquisition of intangible assets totaling $136,000 and purchase of computer equipment net of depreciation of $4,039.

As at November 30, 2011, the Company had total liabilities of $338,304 compared with total liabilities of $38,496 as at August 31, 2011. The increase in total liabilities were attributed to an increase of $130,175 in accounts payable and accrued liabilities due to increase in the amount of operating expenses related to the Company’s new business objectives, $100,000 for a loan payable related to the acquisition of the intangible assets, and an increase of $69,633 due to related parties for out-of-pocket expenses borne by management as well as unpaid management fees.

Cashflow from Operating Activities

During the three months ended November 30, 2011, the Company incurred $156,429 of cash flows for operating activities compared with $9,809 of cash flows for operating activities during the period ended November 30, 2010.    The increase in overall cash used for operating activities was attributed to the fact that the Company had raised new cash flow from financing activities during the period which allowed the Company to utilize more operating expenses to further the Company’s business objectives.

Cashflow from Investing Activities

During the three months ended November 30, 2011, the Company incurred $4,188 of cash flows for investing activities relating to the purchase of computer equipment for the Company.  The Company did not have any investing activities during the period ended November 30, 2010.

Cashflow from Financing Activities

During the period ended November 30, 2011, the Company received $169,633 of cash flows from financing activities compared with $3,800 of cash flows during the period ended November 30, 2010.  The increase in cash flows from financing activities was attributed to proceeds received from loan payable and due from related parties for financing of operating costs for the Company.  .

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as November 30, 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-months ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 7, 2011, the Company issued 36,000,000 post split shares with a fair value of $36,000 pursuant to the asset purchase agreement with a recently appointed Director, in exchange for five US patent applications as well as other intellectual property

On December 16, 2011, the Company effected a forward stock split on the basis of 2 new shares of common stock for each 1 share of common stock outstanding as of January 6, 2012. All reference in these financial statements and notes to financial statements to number of shares, price per shares and weighted average number of shares outstanding of common stock prior to this forward split have been adjusted to reflect the forward stock split on a retroactive basis unless otherwise noted.

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

 ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101* XBRL Exhibits

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

WHITE SMILE GLOBAL, INC.

Dated: January 32, 2012

By: /s/ Omar John Ahmadzai

 ________________________________

Omar John Ahmadzai, President and

Chief Executive Officer

Dated: January 12, 2012

By: /s/ Omar John Ahmadzai

_________________________________

Omar John Ahmadzai, Chief Financial Officer