Form 10-Q
period 2012-02-29
WHITE SMILE GLOBAL, INC.
filed 2012-04-23
CIK 1472862

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  [x]   Yes   [  ]

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]                             Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 29, 2012
Common Stock, $0.001 Class A Preferred Stock, $0.001	253,000,000 2,000,000

WHITE SMILE GLOBAL, INC.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Financial Statements

As of February 29, 2012

(unaudited)

Balance Sheets

6

Statements of Operations

7

Statements of Cash Flows

8

Notes to the Financial Statements

9

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Balance Sheets

	February 29, 2012 (unaudited) $	August 31, 2011 (audited) $

ASSETS

Current Assets
Cash	117,983	1,265
Other current assets	134,500	–

Total Current Assets	252,483	1,265

Other long term assets	470,520
Equipment, net	3,690	–
Intangible assets	146,000	–

Total Assets	872,693	1,265

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	152,818	3,020
Loan payable	450,000	–
Due to related party	122,607	35,476

Total Liabilities	725,425	38,496

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 25,000,000 common shares, par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Class A Preferred Stock
Authorized 25,000,000 preferred shares, par value of $0.001 per share
Issued and outstanding: 2,000,000 and nil preferred shares, respectively	2,000	–

Common Stock
Authorized: 550,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 253,000,000 and 215,000,000 common shares respectively	253,000	215,000

Additional paid-in capital	988,500	–

Accumulated deficit during the development stage	(1,096,232)	(252,231)

Total Stockholders’ Deficit	147,268	(37,231)

Total Liabilities and Stockholders’ Deficit	872,693	1,265

(The accompanying notes are an integral part of these financial statements)

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended February 29, 2012 $	For the Three Months Ended February 29, 2011 $	For the Six Months Ended February 29, 2012 $	For the Six Months Ended February 29, 2011 $	Accumulated from Inception (September 25, 2008) to February 29, 2012 $

Revenues	–	–	–	–	–

Operating Expenses

General and Administrative	660,625	10,239	836,878	16,725	895,609

Total Expenses	660,625	10,239	836,878	16,725	895,609

Net operating loss	(660,625)	(10,239)	(836,878)	(16,725)	(895,609)

Other income (expense)
IInterest expense	(6,181)	-	(7,123)	-	(7,123)

Net Loss	(666,806)	(10,239)	(844,001)	(16,725)	(902,732)
Net Loss per Share – Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding – Basic and Diluted	252,670,330	215,000,000	238,696,781	215,000,000

(The accompanying notes are an integral part of these financial statements)

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Statements of Cashflow

(unaudited)

	For the Six Months Ended February 29, 2012 $	For the Six Months Ended February 29, 2011 $	Accumulated from Inception (September 25, 2008) to February 29, 2012 $

Operating Activities

Net loss for the period	(844,001)	(16,725)	(902,732)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expenses	498	–	498
Shares issued for director’s fee	385,480		385,480

Changes in operating assets and liabilities:

Other current assets	(10,500)	–	(10,500)
Accounts payable and accrued liabilities	93,498	(3,323)	96,518

Net cash used in operating activities	(375,025)	(20,048)	(430,736)

Investing Activities

Purchase of equipment	(4,188)	–	(4,188)
Purchase of intangible assets	(41,200)	–	(41,200)

Net cash used in investing activities	(45,388)	–	(45,388)

Financing Activities

Proceeds from issuance of common shares	–	–	21,500
Proceeds from note payable	450,000		450,000
Advance from a related party	87,131	13,100	122,607

Net cash provided by financing activities	537,131	13,100	594,107

Increase (Decrease) in Cash	116,718	(6,948)	117,983

Cash – Beginning of Period	1,265	6,972	–

Cash – End of Period	117,983	24	117,983

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for acquisition of intangible assets	46,000	–	46,000
Shares issued for settlement of debt	–	–	–

(The accompanying notes are an integral part of these financial statements)

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

1.

Nature of Operations and Continuance of Business

White Smile Global, Inc. (formerly Shawcore Development Corp.) ("the Company") was incorporated under the laws of the State of Nevada, U.S. on September 25, 2008. The Company is in the  development stage as defined under Financial Accounting Standards Board Accounting Standards Codification (FASB ASC 915-205) "Development-Stage  Entities" and it intends to focus on the OTC teeth whitening and “tooth paste” industry.  The White Smile brand of products includes patent-pending intellectual property centered around the inventions of Dr. Martin S. Giniger, DMD, PhD, MsD, FICD.     On October 7, 2011 and December 21, 2011, the Company acquired certain patents and intellectual property relating to dental health and care, and changed its operating name to White Smile Global, Inc.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at February 29, 2012, the Company has a working capital deficit of $473,442 and an accumulated deficit of $1,096,232. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

2.

Summary of Significant Accounting Policies

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

f)  Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

g)

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

h)    Financial Instruments

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

h)    Financial Instruments (continued)

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

i)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2012 and August 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j)

Revenue Recognition

      The Company recognizes revenue from oral care products. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured. The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

k)

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

3.

Property and Equipment

	Cost $	Accumulated depreciation $	February 29, 2012 Net carrying value $ (unaudited)	August 31, 2011 Net carrying value $
Computer	3,749	449	3,300	–
Office equipment	439	49	390	–

Total property and equipment	4,188	498	3,690	–

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

4.

Intangible Assets

On October 7, 2011, the Company entered into an asset purchase agreement with a newly appointed Director appointed on October 13, 2011 of the Company. Under the terms of the agreement the Company received five US patent applications and other intellectual property in exchange for the issuance of 36,000,000 common shares with a fair value of $36,000 (Note 8) and payment of $100,000 cash.

On December 21, 2011, the Company entered into an asset purchase agreement with a newly appointed Director of the Company. Under the terms of the agreement, the Company received 100% interest in certain assets held by the Director. In exchange for this interest, the Director received 20,000,000 shares of the Company common stock with a fair value of $10,000. As part of the agreement, the Company’s President cancelled 20,000,000 shares of the Company’s stock held in his name.

5.

Loan Payable

As at February 29, 2012, the Company owed $450,000 (August 31, 2011 – $nil) for amounts loaned to the Company from a non-related party. The amounts owing are unsecured, with interest accruing at 8% per annum, and due on demand. As at February 29, 2012, accrued interest of $7,123 (August 31, 2011 - $nil) was recorded in accounts payable and accrued liabilities.

6.   Related Party Transactions

As at February 29, 2012, the Company owed $122,607 (August 30, 2011 - $35,476) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

7.   Preferred Shares

The authorized capital of the Company is 50,000,000 preferred shares with a par value of $0.001 per share. Of the 50,000,000 authorized shares of preferred stock, 25,000,000 have been designated as Class A preferred shares.  These Class A preferred shares entitle the holder to convert the shares for 20 common shares for each Class A preferred share converted and entitles the holder 100 votes for each Class A preferred share held.

On December 16, 2011, the Company issued 2,000,000 shares with a fair value of $620,000 of the Company’s Class A preferred stock pursuant to an employment agreement with the Company’s President and CEO. The Parties have agreed to waive all conversion rights associated with this issuance. Pursuant to the employment agreement, the fair value of the shares will be amortized over a five year period with the unamortized portion deferred with $124,000 included in other current assets and $470,520 included as other long term assets.

8.

Common Shares

The authorized capital of the Company is 550,000,000 common shares with a par value of $0.001 per share.

a)

In February 2009, the Company issued 180,000,000 shares of common stock at a price of $0.000025 per share for total cash proceeds of $4,500.

b)

In February, April, May and June 2009, the Company issued 24,000,000 shares of common stock at a price of $0.00025 per share for total cash proceeds of $6,000.

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

8.

Common Shares (continued)

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

h)

On December 15, 2011, the Company issued 1,000,000 pre-split and 2,000,000 post-split common shares with a fair value of $360,000 to a newly appointed Director in consideration for his services as a member of the Board of Directors.

i)

On December 27, 2011, the Company effected a forward stock split on the basis of 2 new shares of common stock for each 1 share of common stock outstanding as of January 6, 2012. All reference in these financial statements and notes to financial statements to number of shares, price per shares and weighted average number of shares outstanding of common stock prior to this forward split have been adjusted to reflect the forward stock split on a retroactive basis unless otherwise noted.

9. Commitments

a)

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

b)

On December 16, 2011, the Company entered into an employment agreement with the Company’s President and CEO. The term of the agreement is for five years and expires on December 15, 2016. Under the terms of the employment agreement the Company will pay an annual salary as follows: $175,000 for the first year beginning December 16, 2011, $225,000 for the second year and $250,000 for the duration of the Agreement, beginning on December 16, 2013. The President and CEO is also eligible to receive any bonuses available under any Board Incentive Plan, as authorized and outlined by the Company’s Board of Directors, with a minimum amount of $250,000 in cash bonuses. The agreement also authorized an annual bonus of no less than 2% of the Adjusted Gross Sales (as defined in the employment agreement.

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

The Company owns and operates the White Smile ™ brand, which includes multiple patent-pending formulations that at present are being clinically tested, packaged and prepared for consumer retail availability.  The Company is working to have these new product lines ready to be released to the general public through retail product placement and online sales during 2012.  All White Smile ™ Products will be formulated, designed, and manufactured in America, and distributed worldwide through global partnerships.

Products

These White Smile ™ products will be introduced in several key categories.  These categories include but are not limited to:

White Smile Naturals ™ - “All Natural” fruit tooth paste and foam including natural ingredients and natural sweeteners that do not promote tooth decay.

White Smile Premier ™ At-Home LED teeth whitening system – a “professional grade” over-the-counter (OTC) strength handheld teeth whitening system which consists of a handheld LED teeth whitening light paired with a two part pen system and the White Smile ™ Tooth Gloss.  Clinical study on this product is nearing completion.  Preliminary product packaging design has been recently completed and will be finalized upon receiving the final results of the clinical study, at which time White Smile Global will make the results of the study public before the products becomes available for purchase to consumers.

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

White Smile Global will be introducing additional distributors in multiple countries in Asia, Europe, Africa, and South Africa in 2012.

RESULTS OF OPERATIONS

Working Capital

	M
	February 29,	August 31,
	2012 $	2011 $
Current Assets	128,483	1,265
Current Liabilities	725,425	38,496
Working Capital (Deficit)	(596,942)	(37,231)

Cash Flows

	For the six months ended February 29, 2012 $	For the six months ended February 29, 2011 $

Cash Flows from (used in) Operating Activities	(375,025)	(20,048)
Cash Flows from (used in) Investing Activities	(45,388)	-
Cash Flows from (used in) Financing Activities	537,131	13,100
Net Increase (decrease) in Cash During Period	(116,718)	(6,948)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses and net loss for the six months ended February 29, 2012 was $836,878 and $844,001 compared with $16,725 and $16,725 during the six months ended February 29, 2011. The increase in operating expenses and net loss were attributed to the fact the Company raised significant financing during the current period and had more overall operating activities compared to prior year.

Net loss per share as at February 29, 2012 and 2011 was $nil.

Liquidity and Capital Resources

As at February 29, 2012, the Company’s cash balance was $117,983 compared with $1,265 as at August 31, 2011.  The increase in cash was attributed to additional financing obtained from a related party and a loan from a non-related party for which some proceeds remained.  The total assets as at February 29, 2012 were $872,693 compared with $1,265 as at August 31, 2011.  The increase in total assets is attributed to the acquisition of intangible assets totaling $146,000, Other assets totaling $605,020 and purchase of computer equipment net of depreciation of $3,690.

As at February 29, 2012, the Company had total liabilities of $725,425 compared with total liabilities of $38,496 as at August 31, 2011. The increase in total liabilities were attributed to an increase of $149,798 in accounts payable and accrued liabilities due to increase in the amount of operating expenses related to the Company’s new business objectives, $450,000 for a loan payable related to the acquisition of the intangible assets, and an increase of $87,131 due to related parties for out-of-pocket expenses borne by management as well as unpaid management fees.

Cashflow from Operating Activities

During the six months ended February 29, 2012, the Company incurred $375,025 of cash flows for operating activities compared with $20,048 of cash flows for operating activities during the period ended February 29, 2011.    The increase in overall cash used for operating activities was attributed to the fact that the Company had raised new cash flow from financing activities during the period which allowed the Company to utilize more operating expenses to further the Company’s business objectives.

Cashflow from Investing Activities

During the six months ended February 29, 2012, the Company incurred $45,388 of cash flows for investing activities relating to the purchase of computer equipment and intangible assets for the Company.  The Company did not have any investing activities during the period ended February 29, 2011.

Cashflow from Financing Activities

During the period ended February 29, 2012, the Company received $537,131 of cash flows from financing activities compared with $13,100 of cash flows during the period ended February 29, 2011.  The increase in cash flows from financing activities was attributed to proceeds received from loan payable and due from related parties for financing of operating costs for the Company.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as February 29, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-months ended February 29, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 7, 2011, the Company issued 36,000,000 post split shares with a fair value of $36,000 pursuant to the asset purchase agreement with a recently appointed Director, in exchange for five US patent applications as well as other intellectual property

On December 15, 2011, the Company issued 2,000,000 post split shares with a fair value of $360,000 to a newly appointed Director in consideration for his services as a member of the Board of Directors.

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

On December 21, 2011, the Company entered into an asset purchase agreement with a newly appointed Director of the Company. Under the terms of the agreement, the Company received 100% interest in certain assets held by the Director. In exchange for this interest, the Director received 20,000,000 shares of the Company common stock with a fair value of $10,000. As part of the agreement, the Company’s President cancelled 20,000,000 shares of the Company’s stock held in his name.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

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

Dated: April 23, 2012

By: /s/ Omar John Ahmadzai

 ________________________________

Omar John Ahmadzai, President and

Chief Executive Officer

Dated: April 23, 2012

By: /s/ Omar John Ahmadzai

_________________________________

Omar John Ahmadzai, Chief Financial Officer