Form 10-Q
period 2012-05-31
WHITE SMILE GLOBAL, INC.
filed 2012-07-23
CIK 1472862

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [x]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 31, 2012
Common Stock, $0.001 Class A Preferred Stock, $0.001	253,000,000 2,000,000

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

PART I

ITEM 1. FINANCIAL STATEMENTS

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Financial Statements

As of May 31, 2012

(Unaudited)

Balance Sheets

6

Statements of Operations

7

Statements of Cash Flows

8

Notes to Financial Statements

9

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Balance Sheets

(Unaudited)

	May 31, 2012	August 31, 2011

ASSETS

Current Assets
Cash	$ –	$ 1,265
Current portion of deferred compensation	144,500	–

Total Current Assets	144,500	1,265

Equipment, net	3,341	–
Deferred Compensation	439,266	–

Total Assets	$ 587,107	$ 1,265

LIABILITIES

Current Liabilities

Bank overdraft	$ 196	$ -–
Accounts payable and accrued liabilities	187,701	3,020
Loan payable	550,000	–
Due to related party	120,361	35,476

Total Current Liabilities	858,258	38,496

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 25,000,000 common shares, par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Class A Preferred Stock
Authorized 25,000,000 preferred shares, par value of $0.001 per share
Issued and outstanding: 2,000,000 and nil preferred shares, respectively	2,000	–

Common Stock
Authorized: 550,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 253,000,000 and 215,000,000 common shares, respectively	253,000	215,000

Additional paid-in capital	800,000	–

Accumulated deficit during the development stage	(1,326,151)	(252,231)

Total Stockholders’ Deficit	(271,151)	(37,231)

Total Liabilities and Stockholders’ Deficit	$ 587,107	$ 1,265

The accompanying notes are an integral part of these financial statements.

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended May 31, 2012	For the Three Months Ended May 31, 2011	For the Nine Months Ended May 31, 2012	For the Nine Months Ended May 31, 2011	From Inception (September 25, 2008) to May 31, 2012

Revenues	$ –	$ –	$ –	$ –	$ –

Operating Expenses

Impairment of intangible assets	146,000	-	146,000	-	146,000
Depreciation	349	-	847	-	847
Director fees	-	-	360,000	-	360,000
General and administrative	266,900	(86)	743,280	16,639	802,011

Total Expenses	413,249	(86)	1,250,127	16,639	1,308,858

Net operating loss	(413,249)	(86)	(1,250,127)	(16,639)	(1,308,858)

Other income (expense)

Interest expense	(10,170)	-	(17,293)	-	(17,293)

Net Loss	$ (423,419)	$ (86)	$(1,267,420)	$ (16,639)	$(1,326,151)
Net Loss per Share – Basic	$ –	$ –	$ 0. 005	$ –
Weighted Average Shares Outstanding – Basic	253,000,000	215,000,000	243,573,331	215,000,000

The accompanying notes are an integral part of these financial statements.

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Statements of Cashflow

(Unaudited)

	For the Nine Months Ended May 31, 2012	For the Nine Months Ended May 31, 2011	Accumulated from Inception (September 25, 2008) to May 31, 2012

Operating Activities

Net loss	$(1,267,420)	$(16,639)	$(1,326,151)

Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of intangible assets	146,000	-	146,000
Depreciation expenses	847	–	847
Shares issued for director’s fee	360,000	–	360,000
Share based compensation	56,734	-	56,734

Changes in operating assets and liabilities:

Deferred compensation	(20,500)	(433)	(20,500)
Accounts payable and accrued liabilities	143,381	(3,323)	146,401

Net cash used in operating activities	(580,958)	(20,395)	(636,669)

Investing Activities

Purchase of equipment	(4,188)	–	(4,188)
Purchase of intangible assets	(51,200)	–	(51,200)

Net cash used in investing activities	(55,388)	–	(55,388)

Financing Activities
	–
Increase in bank overdraft	196	–	196
Proceeds from issuance of common shares	–	–	21,500
Proceeds from note payable	550,000	–	550,000
Advance from a related party	84,885	13,427	120,361

Net cash provided by financing activities	635,081	13,427	692,057

Increase (Decrease) in Cash	(1,265)	(6,968)	–

Cash – Beginning of Period	1,265	6,972	–

Cash – End of Period	$ -	$ 4	$ -

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Shares issued for acquisition of intangible assets	46,000	–	46,000

The accompanying notes are an integral part of these financial statements.

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Notes to Financial Statements

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2012, the Company has a working capital deficit of $713,758 and an accumulated deficit of $1,519,651. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Notes to Financial Statements

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

f)    Intangible Assets

Intangible assets include all costs incurred to acquire patents and other intangible assets related to tooth whitening technology. Intangible assets are recorded at cost.

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

g)    Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated   remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

h)

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

i)    Financial Instruments

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

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Notes to Financial Statements

 (Unaudited)

2.

Summary of Significant Accenting Policies (continued)

i)    Financial Instruments (continued)

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

j) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2012 and August 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)

Revenue Recognition

The Company recognizes revenue from the sale of oral health care products. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured. The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

l)

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

3.   Deferred Compensation

On December 16, 2011, the Company entered into an employment agreement with the Company’s President and CEO (refer to Note 9). As part of the the terms of the employment agreement the Company granted 2,000,000 Class A Preferred Stock of the Company to the CEO for his services. The shares issued were fair valued as of the date of issuance.  As the shares related to future services to be received by the Company over the term of the agreement the value of these shares has been recorded as deferred compensation and as the services are provided to the Company the related expense for the period is reallocated to employment expense. The portion of the shares which relate to future services have been recorded as other current assets. The portion which relates to services to be provided over the 12 months has been included in other current assets and the remaining portion in other non-current asset.

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Notes to Financial Statements

 (Unaudited)

4.

Property and Equipment

	Cost	Accumulated depreciation	May 31, 2012 Net carrying value	August 31, 2011 Net carrying value
Computer	$ 3,749	$ 762	$ 2,987	$ –
Office equipment	439	85	354	–

Total property and equipment	$ 4,188	$ 847	$ 3,341	$ –

5.

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

During the period ended May 31, 2012, the Company reviewed the intangible assets for indications of impairment and decided to fully impair these assets based on the uncertainty of future cash flows expected to be generated from the assets and recognized an impairment loss of $146,000 on the intangible assets.

6.

Loan Payable

As at May 31, 2012, the Company owed $550,000 (August 31, 2011 – $nil) for amounts loaned to the Company from a non-related party. The amounts owing are unsecured, with interest accruing at 8% per annum, and due on demand. As at May 31, 2012, accrued interest of $17,293 (August 31, 2011 - $nil) was recorded in accounts payable and accrued liabilities.

7.   Related Party Transactions

As at May 31, 2012, the Company owed $120,361 (August 30, 2011 - $35,476) to the President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owed are unsecured, non-interest bearing, and due on demand.

8.   Preferred Shares

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

WHITE SMILE GLOBAL, INC.

(formerly Shawcore Development Corp.)

(A Development Stage Company)

Notes to Financial Statements

 (Unaudited)

8.   Preferred Shares (continued)

On December 16, 2011, the Company issued 2,000,000 shares of the Company’s Class A preferred stock pursuant to an employment agreement with the Company’s President and CEO. Subsequently, the President and CEO agreed based upon mutual considerations, to waive his right to convert Class A Preferred Stock into Common Stock of the Company. All other rights and preferences contained in the Class A Preferred Stock share remain the same.

Under the terms of the employment agreement, these shares were issued as compensation related to the term of the contract.  Accordingly, the Company has capitalized the value of these shares as deferred compensation and is expensing them ratedly over the agreement contract term.

Deferred compensation of $144,300 has been included in current assets at May 31, 2012.  Deferred compensation of $439,266 has been included in assets as of May 31, 2012.

9.

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

e)

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

f)

On October 7, 2011, the Company issued 36,000,000 shares with a fair value of $36,000 pursuant to the asset purchase agreement with a recently appointed Director, in exchange for five US patent applications as well as other intellectual property (Note 4).

g)

On December 15, 2011, the Company issued 1,000,000 pre-split and 2,000,000 post-split common shares with a fair value of $360,000 to a newly appointed Director in consideration for his services as a member of the Board of Directors.

h)

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

Notes to Financial Statements

 (Unaudited)

10.

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

White Smile Global will be introducing additional distributors in multiple countries in Asia, Europe, Africa, and South Africa in 2012.

RESULTS OF OPERATIONS

Working Capital

	May 31	August 31,
	2012	2011
Current Assets	$144,500	$ 1,265
Current Liabilities	858,258	38,496
Working (Deficit)	(713,758)	(37,231)

Cash Flows

	For the nine months ended May 31, 2012	For the nine months ended May 31, 2011
Cash Flows from (used in) Operating Activities	$(580,958)	$(20,395)
Cash Flows from (used in) Investing Activities	(55,388)	-
Cash Flows from (used in) Financing Activities	635,081	13,427
Net Increase (decrease) in Cash During Period	(1,265)	(6,968)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses and net loss for the nine months ended May 31, 2012 was $1,250,127 and $1,267,420 compared with $16,639 and $16,639 during the nine months ended May 31, 2011. The increase in operating expenses and net loss were attributed to the fact the Company had more overall operating activities compared to prior year as well as recording amounts for Directors Fees to the CEO and CSO of $80,208 and $112,500 respectively, pursuant to their employment agreements that were not incurred for the nine month period ended May 31, 2011.

Net loss per share as at May 31, 2012 and 2011 was $0.005 and $nil.

Liquidity and Capital Resources

As at May 31, 2012, the Company’s cash balance was $0 compared with $1,265 as at August 31, 2011.  The decrease in cash was attributed to cash used in equipment and intangible asset purchase.  The total assets as at May 31, 2012 were $587,107 compared with $1,265 as at August 31, 2011.  The increase in total assets is attributed to the purchase of computer equipment net of depreciation of $3,341 and deferred compensation expense recorded for the issuance of Class A Preferred Shares issued to the CEO of the Company for $583,766, of which $144,500 relates to the amount to be expensed within the next year and $439,266 over the remaining term of the agreement.

As at May 31, 2012, the Company had total liabilities of $858,258 compared with total liabilities of $38,496 as at August 31, 2011. The increase in total liabilities were attributed to an increase of $184,681 in accounts payable and accrued liabilities due to increase in the amount of operating expenses related to the Company’s new business objectives, $550,000 for a loan payable, and an increase of $84,885 due to related parties for out-of-pocket expenses borne by management as well as unpaid management fees.

Cashflow from Operating Activities

During the nine months ended May 31, 2012, the Company incurred $580,958 of cash flows for operating activities compared with $20,395 of cash flows for operating activities during the period ended May 31, 2011.    The increase in overall cash used for operating activities was attributed to the fact that the Company had raised new cash flow from financing activities during the period which allowed the Company to utilize more operating expenses to further the Company’s business objectives.

Cashflow from Investing Activities

During the nine months ended May 31, 2012, the Company incurred $55,388 of cash flows for investing activities relating to the purchase of computer equipment and intangible assets for the Company.  The Company did not have any investing activities during the period ended May 31, 2011.

Cashflow from Financing Activities

During the period ended May 31, 2012, the Company received $635,081 of cash flows from financing activities compared with $13,427 of cash flows during the period ended May 31, 2011.  The increase in cash flows from financing activities was attributed to proceeds received from loan payable and due from related parties for financing of operating costs for the Company.

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

Not required.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as May 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-months ended May 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 23, 2012

By: Omar John Ahmadzai

 ________________________________

Omar John Ahmadzai, President and

Chief Executive Officer

Dated: July 23, 2012

By: /s/ Omar John Ahmadzai

_________________________________

Omar John Ahmadzai, Chief Financial Officer